Form 10-Q
period 2012-09-30
American Realty Capital Trust IV, Inc.
filed 2012-11-14
CIK 1545208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 31, 2012, the registrant had 2,824,010 shares of common stock outstanding.

AMERICAN REALTY CAPITAL TRUST IV, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of September 30, 2012 (Unaudited)	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2012 and for the Period from February 14, 2012 (Date of Inception) to September 30, 2012 (Unaudited)	4
Consolidated Statement of Stockholders' Equity for the Period from February 14, 2012 (Date of Inception) to September 30, 2012 (Unaudited)	5
Consolidated Statement of Cash Flows for the Period from February 14, 2012 (Date of Inception) to September 30, 2012 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II - OTHER INFORMATION	28

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	30

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except for share and per share data)
(Unaudited)

September 30, 2012

ASSETS
Real estate investments, at cost:
Land	$145
Buildings, fixtures and improvements	820
Acquired intangible lease assets	160
Total real estate investments, at cost	1,125
Cash	6,049
Prepaid expenses and other assets	54
Receivable for issuance of common stock	963
Total assets	$8,191

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$1,372

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 374,760 shares issued and outstanding	4
Additional paid-in capital	6,968
Accumulated deficit	(153)
Total stockholders' equity	6,819
Total liabilities and stockholders' equity	$8,191

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended	For the Period from February 14, 2012 (date of inception) to
	September 30, 2012	September 30, 2012

Revenues	$1	$1

Expenses:
Acquisition and transaction related	55	55
General and administrative	64	99
Total expenses	119	154
Net loss	$(118)	(153)
Comprehensive loss	$(118)	$(153)

Basic and diluted weighted average shares outstanding	48,285	27,381
Basic and diluted net loss per share	$(2.44)	$(5.59)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from February 14, 2012 (Date of Inception) to September 30, 2012
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, February 14, 2012	—	$—	$—	$—	$—
Issuance of common stock	372,093	4	9,000	—	9,004
Common stock offering costs, commissions and dealer manager fees	—	—	(2,036)	—	(2,036)
Share-based compensation	2,667	—	4	—	4
Net loss	—	—	—	(153)	(153)
Balance, September 30, 2012	374,760	$4	$6,968	$(153)	$6,819

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

For the Period from February 14, 2012 (date of inception) to
September 30, 2012
Cash flows from operating activities:
Net loss	$(153)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	4
Changes in assets and liabilities:
Prepaid expenses and other assets	(54)
Accounts payable and accrued expenses	9
Net cash used in operating activities	(194)
Cash flows from investing activities:
Investment in real estate and other assets	(1,125)
Net cash used in investing activities	(1,125)
Cash flows from financing activities:
Proceeds from issuance of common stock	8,041
Payments of offering costs	(1,049)
Advances from affiliate	376
Net cash provided by financing activities	7,368
Net change in cash	6,049
Cash, beginning of period	—
Cash, end of period	$6,049

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1 — Organization
American Realty Capital Trust IV, Inc. (the “Company”) was incorporated on February 14, 2012, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2012. On June 8, 2012, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 60.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-180274) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stock holders may elect to have their distributions reinvested in additional shares of common stock.
Until the first quarter following the Company’s acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.
On September 10, 2012, the Company had raised proceeds sufficient to break escrow in connection with the IPO. As of September 30, 2012 the Company had 0.4 million shares of common stock outstanding, including unvested restricted shares. Total gross proceeds from these issuances were $9.0 million. As of September 30, 2012, the aggregate value of all common share issuances, excluding unvested restricted stock, was $9.3 million, based on a per share value of $25.00.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of free-standing single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in September 2012. As of September 30, 2012, the Company owned one property with a base purchase price of $1.1 million, comprised of 9,026 rentable square feet which is 100% leased.
Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership IV, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). Additionally, American Realty Capital Trust IV Special Limited Partner, LLC (the "Special Limited Parter") contributed $2,000 to the OP in exchange for 88 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no paid employees. The Company has retained American Realty Capital Advisors IV, LLC (the “Advisor”) to manage its affairs on a day-to-day basis. American Realty Capital Properties IV, LLC (the “Property Manager”) serves as the Company's property manager. Realty Capital Securities (the "Dealer Manager"), an affiliate of the Sponsor, serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
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
Development Stage Company
On September 10, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO on a reasonable best efforts basis. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders. The Company purchased its first property and commenced operations on September 28, 2012, and as of such date was no longer considered to be a development stage company.
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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position or results of operations.
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the period from February 14, 2012 (date of inception) to September 30, 2012 (dollar amounts in thousands):

For the Period from February 14, 2012 (date of inception) to
(Dollar amounts in thousands)	September 30, 2012
Real estate investment, at cost:
Land	$145
Buildings, fixtures and improvements	820
Total tangible assets	965
Acquired intangibles:
In-place leases	160
Total assets acquired, net	1,125
Cash paid for acquired real estate investment	$1,125
Number of properties purchased	1
The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company acquired the following property, which is 100% leased, during the period from February 14, 2012 (date of inception) to September 30, 2012.

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized NOI (4)	Annualized Rental Income/NOI per Square Foot (5)
					(In thousands)		(In thousands)
Dollar General	Sep. 2012	1	9,026	15.0	$1,125	7.7%	$87	$9.64
_____________________

(1)	Remaining lease term in years as of September 30, 2012.

(2)	Contract purchase price, excluding acquisition related costs.

(3)	Annualized net operating income divided by base purchase price.

(4)
Annualized net operating income since acquisition date. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)	Annualized rental income as of September 30, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of September 30, 2012. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2012 — December 31, 2012	$22
2013	86
2014	86
2015	86
2016	86
Thereafter	938
$1,304
The following table lists the tenant whose annualized rental income on a straight-line basis represented all of the Company's annualized rental income on a straight-line basis as of September 30, 2012:

Tenant	September 30, 2012
Dollar General Corp.	100.0%
The termination, delinquency or non-renewal of leases by the above tenant may have a material adverse effect on revenues.
The Company's one property is located in Texas.
Note 4 — Common Stock
As of September 30, 2012, the Company had 0.4 million shares of common stock outstanding and had received total proceeds of $9.0 million. For the nine months ended September 30, 2012, the Company has incurred offering costs of $2.0 million of which $1.0 million is payable as of September 30, 2012.
On September 10, 2012, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00452054800 per day, based on a price of $25.00 per common share. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
The Company has a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum amounts described below, of their shares on any business day, if such repurchase does not impair the Company's capital or operations.
After the first quarter following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the repurchase price for shares under the SRP will be based on NAV. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. The repurchase of shares will occur on the last business day of each quarter (and in all events on a date other than a dividend payment date). Purchases under the SRP will be limited in any calendar quarter to 1.25% of the Company's NAV as of the last day of the previous calendar quarter, or approximately 5.0% of the Company's NAV in any 12 month period. If the Company reaches the 1.25% limit on repurchases during any quarter, the Company will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Prior to the first quarter following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the number of shares repurchased may not exceed 5.0% of the weighted average number of shares of common stock outstanding at the end of the previous calendar year and the price per share for repurchases of shares of common stock will be as follows:

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
When a stockholder requests repurchase and the repurchase is approved, the Company reclassifies such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP have the status of authorized but unissued shares. As of September 30, 2012, no shares of common stock have been repurchased.
Note 5 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 6 — Related Party Transactions and Arrangements
As of September 30, 2012, the Sponsor and the Special Limited Partner, an entity wholly owned by the Sponsor, owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheet. As of September 30, 2012, $0.4 million was payable to affiliated entities for advances received to fund the payment of third party professional fees and offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives selling commissions of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). During the period from February 14, 2012 (date of inception) to September 30, 2012, the Company incurred $0.6 million in total selling commissions and dealer manager fees incurred from the Dealer Manager.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheet. During the period from February 14, 2012 (date of inception) to September 30, 2012, the Company had incurred $0.4 million of offering costs reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of September 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $1.3 million, due to the on-going nature of the offering process and that many expenses were paid before the offering commenced. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2012, cumulative offering costs were $2.0 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2012.
The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.5 million at September 30, 2012 for services performed related to the IPO and offering and other cost paid on behalf of the Company.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor may be also reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.6% of the contract purchase price. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the contract purchase price for all the assets acquired. The Company incurred approximately $22,000 of acquisition fees from the Advisor during the period from February 14, 2012 (date of inception) to September 30, 2012.
The Company pays the Advisor an asset management fee, which is an annual fee of up to 0.75% of the cost of the Company’s investment assets based on such assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions. Once the Company begins to calculate its NAV, the asset management fee will be based on the lower of 0.75% of the cost of the Company’s assets and 0.75% of the Company’s quarterly NAV. The Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as “Class B units”, which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of September 30, 2012, the Company does not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations until the performance condition is considered probable to occur. No Class B units have been approved by the board of directors or issued as of September 30, 2012 or through the date of the filing of this Form 10-Q.
If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the period from February 14, 2012 (date of inception) to September 30, 2012.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the period from February 14, 2012 (date of inception) to September 30, 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. No expenses were absorbed by the Advisor during the period from February 14, 2012 (date of inception) to September 30, 2012.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. There were no contributions from the Advisor during the period from February 14, 2012 (date of inception) to September 30, 2012.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 4.5% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the period from February 14, 2012 (date of inception) to September 30, 2012.
If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred during the period from February 14, 2012 (date of inception) to September 30, 2012.
The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the period from February 14, 2012 (date of inception) to September 30, 2012.
The Company may pay a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred during the period from February 14, 2012 (date of inception) to September 30, 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 7 — Economic Dependency
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
Note 8 — Share-Based Compensation
Stock Option Plan
On August 16, 2012, the board of directors approved the termination of the Company's stock option plan. Prior to such termination, the Company had authorized and reserved 0.5 million shares of common stock for issuance under the stock option plan. Such shares are no longer reserved.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor, shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non- compounded return on the capital contributed by investors. Additionally, the total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the IPO and in any event will not exceed 3.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2012, there were 2,667 restricted shares issued to independent directors under the RSP at a fair value of $22.50 per share. The fair value of the shares are being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $3,600 for the period from February 14, 2012 (date of inception) to September 30, 2012.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the period from February 14, 2012 (date of inception) to September 30, 2012.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 9 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended September 30, 2012 and for the period from February 14, 2012 (date of inception) to September 30, 2012:

	Three Months Ended	For the Period from February 14, 2012 (date of inception) to
	September 30, 2012	September 30, 2012
Net loss (in thousands)	$(118)	$(153)
Weighted average common shares outstanding	48,285	27,381
Net loss per share attributable to stockholders, basic and diluted	$(2.44)	$(5.59)
As of September 30, 2012, the Company had 2,667 shares of unvested restricted stock outstanding, respectively, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
Note 10 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of October 31, 2012, the Company had 2.8 million shares of common stock outstanding, including unvested restricted shares. As of October 31, 2012, the aggregate value of all share issuances was $70.5 million based on a per share value of $25.00.
Total capital including sales from common stock is as follows:

Source of Capital (in thousands)	Inception to September 30, 2012	October 1 to October 31, 2012	Total
Common stock	$9,004	$60,993	$69,997
Acquisitions
The following table presents certain information about the properties that the Company acquired from October 1, 2012 to October 31, 2012.

(dollar amounts in thousands)	Number of properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — September 30, 2012	1	$1,125	9,026
Acquisitions	3	8,646	62,731
Total portfolio — October 31, 2012	4	$9,771	71,757
_______________________________
(1) Contract purchase price, excluding acquisition and transaction related costs.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We own only one property as of September 30, 2012 .
Overview
We were incorporated on February 14, 2012, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2012. On June 8, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 60.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-180274) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stock holders may elect to have their distributions reinvested in additional shares of common stock.
Until the first quarter following our acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.
On September 10, 2012, we raised proceeds sufficient to break escrow in connection with the IPO. As of September 30, 2012, we had 0.4 million shares of common stock outstanding, including unvested restricted shares. Total gross proceeds from these issuances were $9.0 million. As of September 30, 2012, the aggregate value of all common share issuances, excluding unvested restricted stock, was $9.3 million based on a per share value of $25.00.
We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of free-standing single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2012, the we owned one property with a base purchase price of $1.1 million, comprised of 9,026 rentable square feet which is 100% leased.
Substantially all of the Company's business is conducted through the OP. We are the sole general partner and hold substantially all the units of limited partner interests in the OP ("OP units"). Additionally, American Realty Capital Trust IV Special Limited Partner, LLC (the "Special Limited Partner") contributed $2,000 to the OP in exchange for 88 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.
Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which is 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
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

In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our consolidated financial position or results of operations.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption to have a material impact on our financial position or results of operations.
Results of Operations
We were incorporated on February 14, 2012 and purchased our first property and commenced our real estate operations on September 28, 2012.
Revenues and Acquisition and Transaction Related Expenses
Revenues of approximately $1,000 and acquisition and transaction related expenses of $0.1 million each related to the one property we acquired in September 2012 for a purchase price of $1.1 million. The property is 100.0% leased with an annualized rental income per square foot of $9.64 and a remaining lease term of 15.0 years as of September 30, 2012. Pursuant to the lease agreement, the tenant is directly responsible for all operating costs of the property.
General and Administrative Expenses
During the period from February 14, 2012 (date of inception) to September 30, 2012, we incurred general and administrative expenses of $0.1 million, which primarily included costs related to professional fees and board member compensation.
Cash Flows for the Period from February 14, 2012 (date of inception) to September 30, 2012
During the period from February 14, 2012 (date of inception) to September 30, 2012, we had cash flows used in operations of $0.2 million, primarily due to a net loss of $0.1 million and an increase in prepaid expenses and other assets of $0.1 million due to prepaid insurance premiums.
The net cash used in investing activities during the period from February 14, 2012 (date of inception) to September 30, 2012 of $1.1 million related to the acquisition of one property in September 2012 with a base purchase price of $1.1 million.
Net cash provided by financing activities of $7.4 million during the period from February 14, 2012 (date of inception) to September 30, 2012, consisted primarily of proceeds from the issuance of common stock of $8.0 million and $0.4 million of proceeds from affiliates to fund the payment of third party offering costs. These cash inflows were partially offset by $1.0 million of payments related to offering costs.
Liquidity and Capital Resources
In September 2012, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We purchased our first property and commenced our real estate operations in September 2012. As of September 30, 2012, we owned one property with a purchase price of $1.1 million.
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
We expect to meet our future short-term operating liquidity requirements through a combinations of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock. Management expects that in the future, as our portfolio matures, our properties will sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association (“NASAA” REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds of this offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2012, we did not have any debt outstanding.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2012, we had 0.4 million shares of stock outstanding, including unvested restricted shares and had received total proceeds of $9.0 million.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain condition, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase. As of September 30, 2012, no shares had been repurchased or requested to be repurchased.
As of September 30, 2012, we had cash of $6.0 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principals generally accepted in the United States ("GAAP").

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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the “Prospectus”), we will use the proceeds raised in the offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view gains and losses from dispositions of assets as non-recurring items and we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
FFO and MFFO for the period from February 14, 2012 (date of inception) to September 30, 2012 were immaterial, since we did not purchase our first property or commence real estate operations until September 28, 2012.

Distributions
On September 10, 2012, our board of directors authorized and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00452054800 per day, based on a price of $25.00 per common share. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. During the period from February 14, 2012 (date of inception) to September 30, 2012, we had not paid any distributions. The first distribution was paid on November 1, 2012 to stockholders of record at the close of business each day during the period commencing October 13, 2012 (15 days after the date of our first property acquisition) through October 31, 2012.
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspended distribution payments at any time and therefore distribution payments are not assured.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we will pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 6 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11 (File No. 333-180274), or amended from time to time, except as set forth below.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
Our offering is being made on a reasonable best efforts basis, whereby the brokers participating in the offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in this offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. We may be unable to raise even the minimum offering amount. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. For example, if we only sell 80,000 shares, we may be able to make only one investment. If we only are able to make one investment, we would not achieve any asset diversification. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The FASB, and the International Accounting Standards Board (the "IASB"), conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. As of the date of the filing of this Form 10Q, final standards have yet to be issued. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We sold 8,888 shares of common stock to our Special Limited Partner, an entity wholly owned by our Sponsor, under Rule 506 of Regulation D of the Securities Act of 1933, as amended, at a price of $22.50 for gross proceeds of $0.2 million during the period from February 14, 2012 (date of inception) to September 30, 2012, which was used to fund organizational and offering costs.
On June 8, 2012 we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of $1.5 billion of common stock, consisting of up to 60.0 million shares, pursuant to the Registration Statement on Form S-11 (File No. 333-180274) filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2012, we have issued 0.4 million shares of our common stock, including unvested restricted shares and received $9.0 million of offering proceeds.

The following table reflects the offering costs associated with the issuance of common stock:

Period from February 14, 2012 (date of inception) to
(In thousands)	September 30, 2012
Selling commissions and dealer manager fees	$631
Other offering costs	1,405
Total offering costs	$2,036
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares.

Period from February 14, 2012 (date of inception) to
(in thousands)	September 30, 2012
Total commissions paid to the Dealer Manager	$631
Less:
Commissions to participating brokers	(435)
Reallowance to participating broker dealers	(33)
Net to the Dealer Manager	$163
The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2012, cumulative offering costs were $2.0 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2012. Offering proceeds of $9.0 million exceeded cumulative offering costs by $7.0 million at September 30, 2012.
Cumulative offering costs, excluding commissions and dealer manager fees, included $0.4 million from our Advisor and Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate.  As of September 30, 2012, we have used the net proceeds from our IPO to purchase one property with a base purchase price of $1.1 million.
We did not repurchase or receive any requests to repurchase any of our securities during the period from February 14, 2012 (date of inception) to September 30, 2012.
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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: November 13, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1 *	Amended and Restated Agreement of Limited Partnership of American Realty Capital Operating Partnership IV, L.P.
10.2 *
Amended and Restated Advisory Agreement, by and among American Realty Capital Trust IV, Inc., American Realty Capital Operating Partnership IV, L.P. and American Realty Capital Advisors IV, LLC, dated as of November 12, 2012

10.7 *
Amended and Restated Agreement for Purchase and Sale of Real Property, dated July 2, 2012, by and between Ladder Capital Finance LLC and RSBR Investments, LLC, RBA Investments, LLC and Overland Properties, LLC

10.8 *	Assignment and Assumption of Amended and Restated Agreement for Purchase and Sale, dated July 19, 2012, by and between Ladder Capital Finance LLC and AR Capital, LLC
10.9 *
First Amendment to Assignment and Assumption of Amended and Restated Agreement for Purchase and Sale, dated July 26, 2012, by and between Ladder Capital Finance LLC, AR Capital, LLC and Commonwealth Land Title Insurance Corporation

10.10 *
First Amendment to Amended and Restated Agreement for Purchase and Sale, dated August 21, 2012, by and among, RSBR Investments, LLC, RBA Investments, LLC and Overland Properties, LLC and AR Capital, LLC

10.11 *	Agreement for Purchase and Sale of Real Property, dated September 4, 2012, by and between ARC CVNCTPA001, LLC and 1803 Wilmington Road Company, LLC
10.12 *	Agreement for Purchase and Sale of Real Property, dated October 23, 2012, by and between 2011 Independence, LLC and AR Capital, LLC
10.13 *	Agreement for Purchase and Sale of Real Property, dated October 23, 2012, by and between 2011 Ottumwa, LLC and AR Capital, LLC
10.14 *	Assignment, Assumption and Allocation Agreement, dated as of November 12, 2012, between American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust IV, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith