Form 10-K
period 2012-12-31
American Realty Capital Trust IV, Inc.
filed 2013-03-08
CIK 1545208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-180274), which shares are being sold at a purchase price up to $25.00 per share, with discounts available for certain categories of purchasers. There was no common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter.
The number of outstanding shares of the registrant's common stock on February 28, 2013 was 27,268,853 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL TRUST IV, INC.

FORM 10-K
Period from February 14, 2012 (Date of Inception) to December 31, 2012

i

Forward-Looking Statements
Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Trust IV, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and American Realty Capital Advisors IV, LLC, our affiliated advisor, (the "Advisor") has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
Beginning with the first quarter following our acquisition of at least $1.2 billion in total portfolio assets, the purchase price and repurchase price for our shares will be based on our net asset value ("NAV") rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

ii

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the credit markets of the United States of America.

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

iii

PART I

Item 1. Business

We were incorporated on February 14, 2012, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On June 8, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 60.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-180274) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock.

Until the first quarter following our acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to our NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter, after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to such NAV per share.

On September 10, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. As of December 31, 2012, we had 10.4 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds from these issuances of $255.3 million. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $259.4 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate on single-tenant net leased properties. We purchased our first property and commenced active operations in September 2012. As of December 31, 2012, we owned 49 properties with an aggregate purchase price of $76.8 million, comprised of 0.4 million rentable square feet which were 100% leased.

Substantially all of our business is conducted through American Realty Capital Operating Partnership IV, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all the units of limited partner interests in the OP ("OP units"). Additionally, American Realty Capital Trust IV Special Limited Partner, LLC (the "Special Limited Partner") contributed $2,000 to the OP in exchange for 88 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties IV, LLC (the "Property Manager") serves as our property manager. The Dealer Manager, an affiliate of AR Capital, LLC, our sponsor (the "Sponsor"), serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages.

Investment Objectives

We plan to implement our investment objectives as follows:

•
Freestanding, Single-Tenant Properties — Buy primarily freestanding single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased to investment grade and other creditworthy tenants;

•	Long-Term Leases — Acquire long-term leases with minimum, non-cancelable remaining lease terms of ten or more years;

•
Low Leverage — Finance our portfolio opportunistically (taking advantage of opportunities as they arise) at a target leverage level of not more than 45% loan-to-value (a loan to value ratio of 45%. Loan to value ratio is a lending risk assessment ratio that is examined before approving a mortgage and is calculated by dividing the mortgage amount by the appraised value of the property) (calculated after the close of this offering and once we have invested substantially all the proceeds of this offering);

•	Diversified Portfolio — Assemble a well diversified portfolio based on geography, tenant diversity, lease expirations, and other factors;

•	Monthly Distributions — Pay distributions monthly, covered by funds generated from our real estate operations;

•	Exit Strategy — We expect to sell our investment assets, sell or merge our company, or list our company within three to six years after the end of this offering; and

•
Maximize Total Returns — Maximize total returns to our stockholders through a combination of realized appreciation (an increase in the value of an asset that is recognized upon the sale of such asset) and current income.

Acquisition and Investment Policies

Primary Investment Focus

We intend to focus our investment activities on acquiring a diversified portfolio of commercial properties, focusing primarily on freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants. The real estate debt we originate or acquire, if any, is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans or preferred equity. We seek to build a diversified portfolio comprised primarily of free-standing single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased on a long-term basis to investment grade and other creditworthy tenants.

Our Advisor believes that a REIT focusing on the acquisition of single-tenant freestanding retail properties double-net and triple-net leased to investment grade and other creditworthy tenants for periods of 10 to 25 years or greater presents an optimal risk-adjusted return and will help us achieve our investment objectives (a) to provide current income for investors through the payment of cash distributions and (b) to preserve and return investors' capital and to maximize risk-adjusted returns. Unlike funds that invest solely in multi-tenant properties, or in properties that are predominantly occupied by non-investment grade tenants and subject to short-term leases, we plan to acquire a diversified portfolio comprised primarily of investment grade and creditworthy single-tenant properties that are net leased for minimum period ten years. We may acquire properties with shorter terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We currently expect all of our acquisitions will be in the United States and Commonwealth of Puerto Rico.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of our IPO that may be invested in a single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties and the amount of proceeds raised in our IPO.

Investing in Real Property

We expect to invest in primarily freestanding, single-tenant retail properties net leased to investment grade and other creditworthy tenants. When evaluating prospective investments in real property, our management and our Advisor will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor will have substantial discretion with respect to the selection of specific investments, subject to board approval.

The following table lists the tenants or guarantors whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2012:

Tenant	December 31, 2012
RBS Citizens, N.A.	59.5%
Dollar General Corporation	14.3%
FedEx Corporation	10.9%

Investing In and Originating Loans

We may originate or acquire real estate loans with respect to the same types of properties in which we invest directly. Although we do not have a formal policy, our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in or originate real estate loans (excluding publicly traded real estate debt) in excess of 20% of the aggregate value of our assets as of the close of our offering period and thereafter.

We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors, unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

Our charter does not limit the amount of gross offering proceeds that we may apply to loan originations or investments. Our charter also does not place any limit or restriction on:

•the percentage of our assets that may be invested in any type or any single loan; or
•the types of properties subject to the mortgages or other loans in which we invest.

Investing in Real Estate Securities

We may invest in securities of non-majority owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. It is our intention that we be limited to investing no more than 20% of the aggregate value of our assets as of the close of our IPO and thereafter in publicly traded real estate equity or debt securities, including, but not limited to, Collateralized Mortgage Backed Securities ("CMBS"). However, any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system, other than equity securities of a REIT or other real estate operating company, must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.

Acquisition Structure

We anticipate acquiring fee interests in properties (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property. Our focus will be on acquiring retail properties but we also may acquire multifamily, industrial, hotel and other types of real property.

International Investments

We do not intend to invest in real estate outside of the United States or Puerto Rico or make other real estate investments related to assets located outside of the United States.

Development and Construction of Properties

We do not intend to acquire undeveloped land, develop new properties, or substantially redevelop existing properties.

Joint Ventures

We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have.

Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer's interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer's interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

Financing Strategies and Policies

Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.

Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, the ("NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.

In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

We will not borrow from our advisor or its affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors.

Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Competition

The net leased retail market is highly competitive. We compete in all of our markets with other owners and operators of retail properties. The continued development of new retail properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors will include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to our company. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from this offering in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. We hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.

Employees

As of December 31, 2012, we have no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues will be from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties will be aggregated into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors

Risks Related to an Investment in American Realty Capital Trust IV, Inc.

We have limited prior operating history and financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

We have a limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on February 14, 2012. As of December 31, 2012, we have acquired 49 properties.

Moreover, neither our Advisor nor we have any established financing sources. Presently, both we and our Advisor are funded by capital contributions from AR Capital, LLC, a company which is directly or indirectly controlled by Mr. Schorsch and Mr. Kahane. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the American Realty Capital Trust IV, Inc. name within the investment products market;

•	expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment. In addition, the prior public and non-public programs sponsored by the American Capital Group of companies did not produce net income during the years 2008 through 2011. There can be no assurance that we will outperform such programs.

Purchases of common stock by our directors, officers and other affiliates in our IPO should not influence investment decisions of independent, unaffiliated investors.

Our directors, officers, other affiliates and Friends may purchase shares of our common stock, and any such purchases were included for purposes of determining whether the minimum of $2,000,000 of shares of common stock required to release funds from the escrow account had been sold. "Friends" means those individuals who have prior business and/or personal relationships with our executive officers, directors or sponsor, including, without limitation, any service provider. There are no written or other binding commitments with respect to the acquisition of shares by these parties, and there can be no assurance as to the amount, if any, of shares of common stock these parties may acquire in the offering. Any shares purchased by directors, officers, other affiliates or Friends of ours will be purchased for investment purposes only. However, the investment decisions made by any such directors, officers or affiliates should not influence your decision to invest in shares of our common stock, and you should make your own independent investment decision concerning the risks and benefits of an investment in our common stock.

Because this is a blind pool offering, you will not have the opportunity to evaluate all of our investments before we make them, which makes an investment in us more speculative.

We acquired our first property in September 2012. We have not yet acquired all of the properties or other investments and have not yet identified investments that we may make. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of the investments and you must instead rely on our board of directors and our Advisor to implement our investment strategy.

You may be more likely to sustain a loss on your investment because our sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.

Our sponsor has only invested $200,000 in us through the purchase of 8,888 shares of our common stock at $22.50 per share. The sponsor or any affiliate may not sell this initial investment while the sponsor remains a sponsor but may transfer the shares to other affiliates. Therefore, if we are successful in raising enough proceeds to be able to reimburse our sponsor for our significant organization and offering expenses, our sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares except pursuant to the share repurchase plan. If you sell your shares to us under the share repurchase program, you may receive less than the price you paid for the shares.

There currently is no public market for our shares and there may never be one. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares.

Redemption of shares through the share repurchase program may be the only way to dispose of your shares, but there are a number of limitations placed on such redemptions. The shares will be redeemed at a price equal to the NAV per share as of the redemption date, not your original purchase price. Moreover, our share repurchase program includes numerous restrictions that would limit your ability to sell your shares to us, including a short-term trading fee on shares redeemed within four months of the date of purchase. Therefore, you may be required to sell your shares at a substantial discount on the price you originally paid. Furthermore, our board of directors reserves the right, in its sole discretion, at any time and from time to time, to amend the terms of, suspend or terminate our share repurchase program. Additionally, our board of directors reserves the right, in its sole discretion, to reject an individual stockholder's request for redemption for any reason at any time. Therefore, it will be difficult for you to sell your shares promptly or at all.

It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares. In order to ascertain how liquid your investment is, you should carefully review the disclosures pertaining to the share repurchase program and all limitations pertaining to the regimented redemption process, described in our prospectus.

If we, through American Realty Capital Advisors IV, LLC, are unable to find further suitable investments, then we may not be able to achieve our investment objectives or pay distributions, which would adversely affect the value of your investment.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance our Advisor in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. We currently own 49 properties and have not yet identified all of the properties to acquire. Except for those investors who purchase shares in this offering after such time as the prospectus for the IPO is supplemented to describe one or more additional investments which have been identified, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we, through our Advisor, are unable to find additional suitable investments, we will hold the proceeds of this offering in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, if we cannot find at least one suitable investment within one year after we reach our minimum offering, or if our board of directors determines it is in the best interests of our stockholders, liquidate. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of your overall returns. Generally, we may fund distributions from unlimited amounts of any source, including borrowing funds, using proceeds from this offering, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flows from our operations. If we encounter any such delays, we may pay all or a substantial portion of our distributions from the proceeds of this offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it typically will take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain suitable investments, we will hold the proceeds of this offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. This will reduce our return and could reduce distributions to you. If we cannot invest proceeds from this offering within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

Our IPO is being made on a reasonable best efforts basis, whereby the brokers participating in our IPO are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in the IPO may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we raise substantially less than the maximum offering in our IPO, we will make fewer investments resulting in less diversification in terms of the in the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.

We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and Edward M. Weil, Jr., each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Mr. Schorsch or any other person. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.

If we are able to quickly raise a substantial amount of capital during our IPO, we may have difficulty identifying and purchasing suitable properties on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our IPO and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay distributions to you. If we fail to timely invest the net proceeds from our IPO or to invest in quality assets, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by geographic area and type of tenant, could be materially adversely affected.

We may be unable to pay or maintain cash distributions or increase distributions over time, which could adversely affect the return on your investment.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited prior operating history, we cannot assure you that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely effect your investment.

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.

We began paying distributions in the fourth quarter of 2012. For the period from February 14, 2012 (date of inception) to December 31, 2012, our cash flows used in operations of $2.2 million represented a 100% shortfall of the $0.8 million of distributions paid during such period, and such shortfall was paid from proceeds from common stock issued in our IPO and under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments, it may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

Our organizational documents permit us to pay distributions from any source. Any distributions may reduce the amount of capital we invest in properties.

We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our IPO or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of your investment.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and advisor and our Advisor's affiliates and permits us to indemnify our employees and agents. However, as required by the NASAA REIT Guidelines, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the advisor or an affiliate of the advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to you.

Beginning with the first quarter after the acquisition of at least $1.2 billion in total portfolio assets, your purchase and the repurchase under our share repurchase plan of our shares will be based on our NAV per share, which will be based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our quarterly NAV per share may not reflect the amount that you might receive for your shares in a market transaction and you will not know the NAV per share at the time of purchase.

Beginning with the first quarter after the acquisition of at least $1.2 billion in total portfolio assets, we will base the quarterly purchase price and repurchase price for shares of our common stock on our NAV per share. NAV will be calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. In calculating NAV, our advisor will consider an estimate provided by an independent valuer of the market value of our real estate assets. Our advisor will review such valuation for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. If in the advisor's opinion the appraisals are materially higher or lower than the advisor's determinations of value, the advisor will discuss the appraisals with the independent valuer, and may submit the appraisals and valuations to a valuation committee comprised of our independent directors, which will review the appraisals and valuations, and make a final determination of value. Although the valuations of our real estate portfolio by the independent valuer will be approved by the board of directors, the valuations may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the redeeming or non-redeeming stockholders or purchasers. Investors will not know the NAV per share at which they will purchase shares at the time that they submit a purchase order. Furthermore, there are no rules or regulations specifically governing what components may be included in the NAV calculation to ensure there is consistency. Therefore, investors should pay close attention to the components used to calculate NAV. See "Valuation Policies" for more details about how our NAV will be calculated.

Beginning with the first quarter after the acquisition of at least $1.2 billion in total portfolio assets, our Advisor will calculate NAV per share quarterly. An investor who wishes to purchase, or request that we repurchase, shares of common stock on the first day of each quarter will not know the exact purchase price or repurchase price, as applicable, for our shares, and no separate communication will be made to such investor that such purchase price or repurchase price, as applicable, will be determined by our Advisor after such investor's investment decision.

Our Advisor will calculate our NAV per share after the close of business on the first day of each quarter after the first quarter in which we acquire at least $1.2 billion in total portfolio assets. Following the date our Advisor begins calculating NAV, investors that purchase, or request that we repurchase, shares of our common stock before 4:00 p.m. on the last business day of any quarter will purchase shares, or have their shares repurchased, at a price equal to such quarter's NAV per share. Investors that purchase shares of our common stock at 4:00 p.m. or thereafter on such date will purchase shares, or have their shares repurchased, at a price equal to the newly calculated quarterly NAV per share. We will only communicate the recalculation of our NAV per share through quarterly pricing supplements filed with the SEC. Therefore, investors who purchase shares of our stock on the date that the advisor recalculates its NAV will not know the exact NAV per share at which they will purchase shares, or have their shares repurchased, until their request is processed by the transfer agent and accepted by us.

It may be difficult to accurately reflect material events that may impact our quarterly NAV between valuations and accordingly we may be selling and repurchasing shares at too high or too low a price.

Our independent valuer will calculate estimates of the market value of our principal real estate and real estate-related assets, and our Advisor will determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. Our Advisor is ultimately responsible for determining the quarterly NAV per share. Each property will be appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Since each property will only be appraised annually, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published NAV per share may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Furthermore, our independent valuer and advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between quarters, or to obtain timely complete information regarding any such events. Therefore, the NAV per share published after the announcement of an extraordinary event may differ significantly from our actual NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment to be made to NAV, on a going forward basis, is determined by our Advisor and our independent valuer. Any resulting disparity may benefit the repurchasing or non-repurchasing stockholders or purchasers.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below. The "Conflicts of Interest" section of the prospectus for our IPO provides a more detailed discussion of the conflicts of interest between us and our Advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.

Our Advisor will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

Affiliates of our Advisor currently sponsor and may sponsor one or more other real estate investment programs in the future, including American Realty Capital New York Recovery REIT, Inc., ("NYRR"), Phillips Edison — ARC Shopping Center REIT, Inc., ("PE-ARC"), American Realty Capital — Retail Centers of America, Inc., ("ARC RCA"), American Realty Capital Healthcare Trust, Inc., ("ARC HT"), American Realty Capital Daily Net Asset Value Trust, Inc., ("ARC DNAV"), American Realty Capital Properties, Inc., ("ARCP"), American Realty Capital Global Trust, Inc., ("ARC Global"), American Realty Capital Healthcare Trust II, Inc., ("ARC HT II") and ARC Realty Finance Trust, Inc., ("ARC RFT"). We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor or on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored programs own properties. Also, we may acquire properties from, or sell properties to, other American Realty Capital-sponsored programs. If one of the other American Realty Capital-sponsored programs acquires a property we are competing for, attracts a tenant that we are competing for, attempts to sell similar properties as us around same time, or in other circumstances where a conflict of interest is not resolved in our favor, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.

Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on your investment.

We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.

Our Advisor, our sponsor and dealer manager and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, our sponsor and dealer manager and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs, including ARC-sponsored REITs, having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Additionally, based on our sponsor's experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor and any service provider may significantly reduce the amount of time our executive officers and officers of our Advisor and any service provider are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.

Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and their advisors. Four of the American Realty Capital-sponsored REITs, including ARC Global, ARC HT II, ARC RFT and us, have registration statements that became effective in the past 12 months and currently are offering securities, and none of the American Realty Capital-sponsored REITs are more than five years old. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.

Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.

Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, also are officers of our Advisor, our property manager, our dealer manager and other affiliated entities, including the other real estate programs sponsored by ARC. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

Our Advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement, our Advisor or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor's or its affiliates' entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a termination fee to our Advisor or its affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination fee, which could have the effect of delaying, deferring or preventing the change of control.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of your investment.

Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.

The American Realty Capital group of companies has sponsored eight other public offerings of non-traded REIT shares, mamy of which will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. Many of these offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. Additionally, our Sponsor is the sponsor of ARCP, which is a REIT that is actively traded on The NASDAQ Global Select Market, which may conduct one or more offerings during our offering period. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in our IPO, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

We disclose modified funds from operations, a non-GAAP financial measure, including in documents filed with the SEC; however, modified funds from operations is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors, modified funds from operations ("MFFO"), which is a non-GAAP financial measure. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.'' MFFO is not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. MFFO and GAAP net income differ because MFFO excludes gains or losses from sales of property and asset impairment write-downs, and adds back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.

Because of the differences between MFFO and GAAP net income or loss, MFFO may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, MFFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider MFFO as an alternative to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.

Risks Related to Our IPO and Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 350,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to exit the investment.

Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation's outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

The Maryland Control Share Acquisition Act provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

The company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

The company intends to conduct its operations, directly and through wholly or majority-owned subsidiaries, so that the company and each of its subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an "investment company" if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an "investment company" if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the "40% test." "Investment securities" excludes (A) government securities, (B) securities issued by employees' securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

Since we will be primarily engaged in the business of acquiring real estate, we believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If the company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of "investment company," we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires the company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity's assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. The company's ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of "investment company" and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, ("the JOBS Act"). We are an "emerging growth company," as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an "emerging growth company" for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, ("PCAOB"), which require mandatory audit firm rotation or a supplement to the auditor's report in which the auditor must provide additional information about the audit and the issuer's financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012( unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an "emerging growth company" may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an"emerging growth company" can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to "opt out" of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

We will not calculate the net asset value per share for our shares until the first quarter following our acquiring acquisition of at least $1.2 billion in total portfolio assets, therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our IPO and for a substantial period of time thereafter.

Beginning with the first quarter following our acquisition of at least $1.2 billion in total portfolio assets, our advisor will be responsible for calculating our quarterly NAV at the end of the first business day of each fiscal quarter. After the first quarter following our acquisition of at least $1.2 billion in total portfolio assets, our advisor will be responsible for calculating our quarterly NAV at the end of the first business day of the subsequent fiscal quarter. Our board of directors will review the NAV calculation quarterly. To calculate our NAV per share, our Advisor will determine the net value of our operating partnership's real estate and real estate-related assets and liabilities, based in part on the valuation by the independent valuer. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our IPO.

You are limited in your ability to sell your shares pursuant to our share repurchase program and may have to hold your shares for an indefinite period of time.

Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days' notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Prior to the time our Advisor begins calculating NAV, unless waived by our board of directors, you must have held your shares for at least one year in order to participate in our share repurchase program. Prior to the time our Advisor begins calculating NAV, subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below (unless such repurchase is in connection with a stockholder's death or disability): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be the lower of $23.13 and 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be the lower of $23.75 and 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be the lower of $24.38 and 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be the lower of $25.00 and 100.0% of the amount you paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Once we begin calculating NAV, shares in our SRP will be repurchased at NAV. These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

We established the initial offering price in the IPO on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay.

Our board of directors has arbitrarily determined the initial selling price of the shares, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that you would receive upon liquidation.

Because our Dealer Manager is one of our affiliates, you will not have the benefit of an independent review of the prospectus or us customarily performed in underwritten offerings.

Our Dealer Manager, is one of our affiliates and will not make an independent review of us or our IPO. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of our IPO. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of our IPO. Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.

Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of our Advisor and our Sponsor are not separate and, as a result, our Advisor may act in a way that is not necessarily in the investors' interest.

Our Advisor is indirectly wholly owned by our sponsor through the special limited partner. Therefore, the interests of our Advisor and our sponsor are not separate and the advisor's decisions may not be independent from the sponsor and may result in the advisor making decisions to act in ways that are not in the investors' interests.

Your interest in us will be diluted if we issue additional shares, which could adversely affect the value of your investment.

Existing stockholders and potential investors in our IPO do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350,000,000 shares of stock, of which 300,000,000 shares are classified as common stock and 50,000,000 are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders and investors purchasing shares in our IPO likely will suffer dilution of their equity investment in us, if we: (a) sell shares in our IPO or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP, existing stockholders and investors purchasing shares in our IPO will likely experience dilution of their equity investment in us. In addition, the partnership agreement for the OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests of the OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, you should not expect to be able to own a significant percentage of our shares.

Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.

Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions to you.

Our Advisor and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the management of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries, which could adversely affect our ability to make distributions to you.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.

Valuations and appraisals of our properties and valuations of our investments in real estate related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

In order to calculate our quarterly NAV, our properties will initially be valued at cost, which we expect to represent fair value. After this initial valuation and beginning with the first quarter after our acquisition of at least $1.2 billion in total portfolio assets, valuations of properties will be conducted in accordance with our valuation guidelines and will take into consideration appraisals performed by our independent valuer at least annually after the respective calendar quarter in which such property was acquired. Similarly, our real estate related asset investments will initially be valued at cost, and beginning with the first quarter after our acquisition of at least $1.2 billion in total portfolio assets will be valued at least annually (with approximately 25% of all properties being appraised each quarter), or in the case of liquid securities, quarterly, as applicable, at fair value as determined by our Advisor. See "Valuation Policies." The valuation methodologies used to value our properties will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately determine the fair value of our assets, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor's control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and dealer manager. Because the price you will pay for shares of our common stock in our IPO, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan, will be based on our estimated NAV per share beginning with the first quarter after our acquisition of at least $1.2 billion in total portfolio assets, you may pay more than realizable value or receive less than realizable value for your investment.

Although our Advisor is responsible for calculating our quarterly NAV, our Advisor will consider independent appraisals of our properties, the accuracy of which our Advisor will not independently verify.

In calculating our quarterly NAV, our Advisor will include the net value of our real estate and real estate-related assets, taking into consideration valuations of individual properties that were obtained from our independent valuer. Our Advisor will review each appraisal by the independent valuer, and will compare each appraisal to its own determination of value. If in the advisor's opinion the appraisals are materially higher or lower than the advisor's determinations of value, the advisor will discuss the appraisals with the independent valuer. If the advisor determines that the appraisals are still materially higher or lower than its valuations, a valuation committee, comprised of our independent directors, will review the appraisals and valuations, and make a final determination of value. Although our Advisor is responsible for the accuracy of the quarterly NAV calculation and will provide our independent valuer with our valuation guidelines, which have been approved by our board of directors, we will not independently verify the appraised value of our properties. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.

Our NAV per share may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that quarter.

Appraisals of our properties upon which our Advisor's estimate of the value of our real estate and real estate-related assets will partly be based will probably not be spread evenly throughout the calendar year. We anticipate that such appraisals will be conducted near the end of each calendar quarter or each calendar month. Therefore, when these appraisals are reflected in our NAV calculation, for which our Advisor is ultimately responsible, there may be a sudden change in our NAV per share. In addition, actual operating results for a given month may differ from our original estimate, which may affect our NAV per share. We will base our calculation of estimated income and expenses on a monthly budget. As soon as practicable after the end of each month, we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the quarterly NAV per share for the previous quarter. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our NAV per share to change, and such change will occur on the day the adjustment is made.

The NAV per share that we publish may not necessarily reflect changes in our NAV and in the value of your shares that we cannot immediately quantify.

We may experience events affecting our investments that may have a material impact on our NAV. For example, if a material lease is unexpectedly terminated or renewed, or a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV per share as published on any given quarter will not reflect such events. As a result, the NAV per share published after the announcement of a material event may differ significantly from our actual NAV per share until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis. The resulting potential disparity may benefit repurchasing or non-repurchasing stockholders, depending on whether NAV is overstated or understated.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general, economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

Many of our properties will depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

We expect that most of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant's election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

We rely significantly on four major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2012, the following four major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

•	RBS Citizens, N.A., represented 59.5% of total annualized rental income on a straight-line basis;

•	Dollar General Corporation, represented 14.3% of total annualized rental income on a straight-line basis;

•	FedEx Corporation, represented 10.9% of total annualized rental income on a straight-line basis; and

•	Mattress Firm, Inc., represented 6.9% of total annualized rental income on a straight-line basis.

Therefore, the financial failure of a major tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2012:

•	$2.6 million., or 40.9%, of our annualized rental income on a straight-line basis came from properties located in Pennsylvania;

•	$0.6 million, or 9.7%, of our annualized rental income on a straight-line basis came from properties located in Illinois;

•	$0.5 million, or 8.3%, of our annualized rental income on a straight-line basis came from properties located in Texas;

•	$0.5 million, or 8.2%, of our annualized rental income on a straight-line basis came from properties located in Rhode Island; and

•	$0.4 million, or 6.5% of our annualized rental income on a straight-line basis came from properties located in Michigan.

As of December 31, 2012, our tenants operated in 13 states. Any downturn in one or more of these states, or in any other state in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to the Company.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to make distributions to you.

Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year and 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to you. In the event of a bankruptcy, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to make distributions to you could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to you.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties' market values depend principally upon the value of the properties' leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to you.

The seller of a property often sells such property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We intend to reserve only 0.1% of the gross proceeds from our IPO for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.

Many of our leases will not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on your investment.

Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to you. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions and our funds available for future acquisitions and our ability to pay cash distributions to you.

Any properties that we buy in the future will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Renewals of leases or future leases may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

We will carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to you.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a same basis that passes such tax onto the tenant. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.

CC&Rs may restrict our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to you.

Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, ("CC&Rs") restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may use proceeds from our IPO to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder's ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance also may be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We may invest in unimproved real property. For purposes of this paragraph, "unimproved real property" does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, your investment will be subject to the risks associated with investments in unimproved real property.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

Our properties face competition that may affect tenants' ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.

Our properties typically are, and we expect will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to you.

Delays in acquisitions of properties may have an adverse effect on your investment.

There may be a substantial period of time before the proceeds of our IPO are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the payment of cash distributions attributable to those particular properties.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions to you.

If we decide to sell any of our properties, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to you.

There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties will be subject to the Americans with Disabilities Act of 1990 ("Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.

In addition, we will be subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets has limited the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying the assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions persist or worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken your return on investment.

Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of these assets highly unpredictable. The fluctuation in market conditions make judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to you.

We expect a large portion of our rental income to come from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

Our real estate investments may include special use single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations, which could adversely affect the value of your investment.

We focus our investments on commercial and retail properties, including special use single-tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to you.

Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, ("FASB"), and the International Accounting Standards Board, ("IASB"), conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. A revised exposure draft is expected to be issued in 2013. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

Retail Industry Risks

The recent economic downturn in the United States has had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.

The recent economic downturn in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our retail properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of the retail properties that we plan to acquire and our results of operations.

Continued disruptions in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms, our ability to service any future indebtedness that we may incur and the values of our investments.

The capital and credit markets have been experiencing extreme volatility and disruption for the last four years. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit. We will rely on debt financing to finance our properties and possibly other real estate-related investments. As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or to dispose of some of our assets. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.

Any continued disruptions in the financial markets and challenging economic conditions could adversely affect the values of investments we will acquire. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and increases in capitalization rates and lower property values. Furthermore, these challenging economic conditions could further negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values of real estate properties and in the collateral securing any loan investments we may make. These could have the following negative effects on us:

•	the values of our investments in retail properties could decrease below the amounts we will pay for these investments;

•	the value of collateral securing any loan investment that we may make could decrease below the outstanding principal amounts of these loans;

•
revenues from properties we acquire could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on future debt financings; and/or

•
revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to pay dividends or meet our debt service obligations on future debt financings.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

Retail conditions may adversely affect our income and our ability to make distributions to you.

A retail property's revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties will be located in public places such as shopping centers and malls, and any incidents of crime or violence would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.

Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases also may include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could be adversely affected by a general economic downturn.

Competition with other retail channels may reduce our profitability and the return on your investment.

Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, internet websites and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants' cash flows and thus affecting their ability to pay rent. In addition, some of our tenants' rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.

Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.

We expect that our properties will be located in developed areas. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry a large number of tenants that are affiliated with a single company, would magnify the effects of downturns in that geographic area industry, or company and have a disproportionate adverse effect on the value of our investments.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties are concentrated in a certain industry or retail category or if we have a large number of tenants that are affiliated with a single company, any adverse effect to that industry, retail category or company generally would have a disproportionately adverse effect on our portfolio.

We anticipate that our properties will consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of your investment.

The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. A reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

If we enter into long-term leases with retail tenants, those leases may not result in fair value over time, which could adversely affect our revenues and ability to make distributions.

Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution.

Risks Associated with Debt Financing and Investments

We have broad authority to incur debt, and high levels of debt could hinder our ability to make distributions and could decrease the value of your investment.

We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.

The current state of debt markets could have a material adverse impact on our earnings and financial condition.

The domestic and international commercial real estate debt markets are currently experiencing tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

In addition, the state of the debt markets could have an impact on the overall amount of capital invested in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace American Realty Capital Advisors IV, LLC as our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments. independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.

We may invest in CMBS, which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.

We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the real estate debt security may be impaired. A property's net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our aggregate borrowings to 45% of the fair market value of all of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds of this offering), unless any excess borrowing is approved by a majority of our independent directors. We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to you. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2012 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the gross value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's-length basis.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We intend to maintain the status of our operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

We may choose to make distributions in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). Initially, the per share price for our common stock pursuant to our DRIP will be $23.75, which is 95% of the primary offering price of $25.00 (which includes the maximum selling commissions and dealer manager fee). Until the first quarter following our acquisition of at least $1.2 billion in total investment portfolio assets, the per share price for our common stock pursuant to our DRIP will be equal to the per share NAV, which is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. Shares offered in our primary offering following such time as we calculate NAV will be offered at the per share NAV plus selling commissions and the dealer manager fee. If the IRS were to take a position contrary to our position that the per share NAV reflects the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend. There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel's tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs"), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a "domestically-controlled qualified investment entity." A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is "regularly traded," as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be "regularly traded" on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a "pension-held REIT," (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, we owned 49 properties located in 13 states. All of these properties are freestanding, single-tenant properties, 100% leased with a weighted-average remaining lease term of 10.9 years as of December 31, 2012. In the aggregate, these properties represent 0.4 million rentable square feet.

The following table represents certain additional information about the properties we own at December 31, 2012:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Net Operating Income (4)
					(In thousands)		(In thousands)
Dollar General	Sep. 2012	1	9,026	14.8	$1,125	7.7%	$87
FedEx	Oct. 2012 & Dec. 2012	3	73,828	9.5	8,887	7.7%	688
CVS	Oct. 2012	1	10,125	12.1	3,125	7.7%	241
Dollar General II	Nov. 2012	3	27,226	14.9	3,324	7.7%	256
Mattress Firm I	Dec. 2012	1	4,500	11.9	2,667	8.7%	233
Citizens Bank	Dec. 2012	29	140,502	10.2	44,804	8.4%	3,758
Family Dollar I	Dec. 2012	2	16,000	9.8	1,538	8.8%	135
Dollar General III	Dec. 2012	1	9,100	14.8	1,047	8.3%	87
Dollar General IV	Dec. 2012	5	48,536	14.7	6,153	7.6%	470
Family Dollar II	Dec. 2012	1	8,000	9.5	1,013	8.8%	89
Family Dollar III	Dec. 2012	1	8,320	10.3	737	8.8%	65
Mattress Firm II	Dec. 2012	1	5,057	11.3	2,358	8.6%	202
		49	360,220	10.9	$76,778	8.2%	$6,311
_____________________

(1)	Remaining lease term as of December 31, 2012, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition and transaction-related costs.

(3)	Annualized net operating income divided by base purchase price.

(4)
Annualized net operating income since acquisition date for the property portfolio. Net operating income is annualized rental income on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

The following table details the industry distribution of our portfolio as of December 31, 2012:

Industry	No. of Properties	Square Feet	Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Discount Retail	14	126,208	35.0%	$1,189	18.8%
Freight	3	73,828	20.5%	688	10.9%
Pharmacy	1	10,125	2.8%	241	3.8%
Retail Banking	29	140,502	39.0%	3,758	59.6%
Specialty Retail	2	9,557	2.7%	435	6.9%
	49	360,220	100.0%	$6,311	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table details the geographic distribution of our portfolio as of December 31, 2012:

State	Number of Buildings	Square Feet	Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Illinois	4	45,304	12.5%	$614	9.8%
Iowa	2	38,328	10.6%	310	4.9%
Kansas	1	23,392	6.5%	194	3.1%
Massachusetts	1	5,722	1.6%	285	4.5%
Michigan	5	31,520	8.8%	411	6.5%
Missouri	1	9,014	2.5%	82	1.3%
North Carolina	1	4,500	1.2%	233	3.7%
Ohio	1	3,200	0.9%	90	1.4%
Pennsylvania	20	103,641	28.8%	2,581	40.9%
Rhode Island	5	16,154	4.5%	519	8.2%
South Dakota	1	21,122	5.9%	266	4.2%
Texas	6	53,266	14.8%	524	8.3%
Utah	1	5,057	1.4%	202	3.2%
Total	49	360,220	100.0%	$6,311	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we own as of December 31, 2012. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2013	$5,931
2014	6,006
2015	6,079
2016	6,154
2017	6,245
2018	6,142
2019	5,135
2020	5,185
2021	5,235
2022	4,756
Thereafter	12,131
$68,999
Tenant Concentration

The following table lists the tenants whose square footage represented greater than 10% of total portfolio square footage as of December 31, 2012:

Tenant	Industry	Number of Properties Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)
								(In thousands)
Citizens Bank	Retail Banking	29	140,502	39.0%	Various	10.2	3 to 4 five-year options	$3,758
Dollar General	Discount Retail	10	93,888	26.1%	Various	14.8	3 to 5 five-year options	$900
FedEx	Freight	3	73,828	20.5%	Various	9.5	2 five-year options	$688
_____________________

(1)	Remaining lease term in years as of December 31, 2012, calculated on a weighted-average basis.

(2)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Significant Portfolio Properties

The rentable square feet of the FedEx distribution facilities in Ottumwa, IA, Independence, KS and Rapid City, SD each represents 5% or more or our total portfolio's rentable square feet. The tenant concentration of these properties are summarized below.

FedEx - Ottumwa, IA

FedEx - Ottumwa, IA is a freestanding, single-tenant distribution facility, comprised of 29,314 total rentable square feet and is 100% leased to FedEx Ground Package System, Inc., a wholly owned subsidiary of FedEx Corporation. As of December 31, 2012, the tenant has 9.3 years remaining on its lease which expires in April 2022. The lease has annualized rental income on a straight-line basis of $0.2 million, or $7.80 per rentable square foot, and contains two five-year renewal options.

FedEx - Independence, KS

FedEx - Independence, KS is a freestanding, single-tenant distribution facility, comprised of 23,392 total rentable square feet and is 100% leased to FedEx Ground Package System, Inc., a wholly owned subsidiary of FedEx Corporation. As of December 31, 2012, the tenant has 9.4 years remaining on its lease which expires in May 2022. The lease has annualized rental income on a straight-line basis of $0.2 million, or $8.29 per rentable square foot, and contains two five-year renewal options.

FedEx - Rapid City, SD

FedEx - Rapid City, SD is a freestanding, single-tenant distribution facility, comprised of 21,122 total rentable square feet and is 100% leased to FedEx Ground Package System, Inc., a wholly owned subsidiary of FedEx Corporation (NYSE: "FDX"). As of December 31, 2012, the tenant has 9.7 years remaining on its lease which expires in August 2022. The lease has annualized rental income on a straight-line basis of $0.3 million, or $12.58 per rentable square foot, and contains two five-year renewal options.

The annualized rental income on a straight-line basis of the Citizens Bank branch in Orland Hills, IL represents 5% or more or our total portfolio's annualized rental income on a straight-line basis. The tenant concentration of this property is summarized below.

Citizens Bank - Orland Hills, IL

Citizens Bank - Orland Hills, IL is a freestanding, single-tenant bank, comprised of 15,490 total rentable square feet and is 100% leased to Charter One Bank, N.A. As of December 31, 2012, the tenant has 12.5 years remaining on its lease which expires in June 2025. The lease has annualized rental income on a straight-line basis of $0.3 million, or $21.73 per rentable square foot, and contains three five-year renewal options.

Future Lease Expiration Table

The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2012:

Year of Expiration	Number of Leases Expiring (1)	Annualized Rental Income (2)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
(In thousands)
2013	—	$—	—%	—	—%
2014	—	—	—%	—	—%
2015	—	—	—%	—	—%
2016	—	—	—%	—	—%
2017	—	—	—%	—	—%
2018	9	1,198	19.0%	47,820	13.3%
2019	—	—	—%	—	—%
2020	—	—	—%	—	—%
2021	—	—	—%	—	—%
2022	8	1,120	17.7%	104,642	29.0%
Total	17	$2,318	36.7%	152,462	42.3%
_____________________________

(1)	The 17 leases listed above are with Citizen's Bank, Family Dollar and FedEx.

(2)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Item 3. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No public market currently exists for our shares and there may never be one. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. which may inhibit large investors from desiring to purchase your shares. Pursuant to the registration statement on Form S-11 (File No. 333-180274), we are selling shares of our common stock to the public at an initial price of $25.00 per share and at $23.75 per share pursuant to our DRIP.

In order for Financial Industry Regulatory Authority ("FINRA") members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. Until the first quarter following our acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees), thereafter, the per share purchase price will vary quarterly and will be equal to the NAV as adjusted for any special distribution of net sales proceeds. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $25.00 per share or the NAV per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $25.00 per share or the NAV per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.

Holders

As of February 28, 2013, we had 27.3 million shares of common stock outstanding held by a total of 14,645 stockholders.

Distributions

We intend to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code.

On September 10, 2012, our board of directors authorized, and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00452054800 per day, based on a price of $25.00 per common share. For tax purposes, 100% of the amounts distributed by us during the period from February 14, 2012 (date of inception) to December 31, 2012 represent a return of capital.

Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on November 1, 2012, relating to the period from October 13, 2012 (15 days after the date of the first property acquisition) through October 31, 2012. The following table reflects distributions paid in cash and through the DRIP to common stockholders for the period from February 14, 2012 (date of inception) to December 31, 2012:

(In thousands)	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid
Period from February 14, 2012 (date of inception) to March 31, 2012	$—	$—	$—
2nd Quarter, 2012	—	—	—
3rd Quarter, 2012	—	—	—
4th Quarter, 2012	450	352	802
Total	$450	$352	$802

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Advisor may waive certain fees. Prior to July 1, 2012, we paid the Advisor an asset management fee of up to 0.75% of average invested assets, less amounts paid to the Advisor as an oversight fee. Effective July 1, 2012, we expect to issue (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur. The Advisor may elect to waive its fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. During the period from February 14, 2012 (date of inception) to December 31, 2012, the Advisor did not absorb any of our general and administrative costs. Additionally, the Advisor, at its election, may contribute capital to enhance our cash position for distribution purposes. Any contributed capital amounts are not reimbursable to our Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest.

During the period from February 14, 2012 (date of inception) to December 31, 2012, cash used to pay our distributions was generated mainly from funds received from the sale of our common stock and distributions reinvested pursuant to the DRIP. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Share-Based Compensation

Restricted Share Plan

We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor, shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of common shares granted under the RSP shall not exceed 5.0% of our authorized common shares pursuant to the IPO, and in any event will not exceed 3.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2012, we had 2,667 unvested restricted shares in the RSP.

Recent Sale of Unregistered Equity Securities

We sold 8,888 shares of common stock to our Special Limited Partner, an entity wholly owned by our Sponsor, under Rule 506 of Regulation D of the Securities Act of 1933, as amended, at a price of $22.50 for gross proceeds of $0.2 million during the period from February 14, 2012 (date of inception) to December 31, 2012, which was used to fund organizational and offering costs.

Use of Proceeds from Sales of Registered Securities

On June 8, 2012 we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.5 billion of common stock, consisting of up to 60.0 million shares, pursuant to the Registration Statement on Form S-11 (File No. 333-180274) filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10.0 million shares of common stock pursuant to the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of December 31, 2012, we have issued 10.4 million shares of our common stock, including unvested restricted shares and shares issued under the DRIP. As of December 31, 2012, we had received $255.3 million of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP and net of repurchases.

The following table reflects the offering costs associated with the issuance of common stock:

(In thousands)	Period from February 14, 2012 (date of inception) to December 31, 2012
Selling commissions and dealer manager fees	$23,784
Other offering costs	13,004
Total offering costs	$36,788

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

(In thousands)	Period from February 14, 2012 (date of inception) to December 31, 2012
Total commissions paid to the Dealer Manager	$23,784
Less:
Commissions to participating brokers	(14,392)
Reallowance to participating broker dealers	(1,998)
Net to the Dealer Manager	$7,394

The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2012, cumulative offering costs were $36.8 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of December 31, 2012. Offering proceeds of $255.3 million exceeded cumulative offering costs by $242.3 million at December 31, 2012.

Cumulative offering costs, excluding commissions and dealer manager fees, included $10.9 million from our Advisor and Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate.  As of December 31, 2012, we have used the net proceeds from our IPO to purchase 49 properties with an aggregate purchase price of $76.8 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us after you have held them for at least one year, subject to the significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.

Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year (or 1.25% per calendar quarter). In addition, we are only authorized to repurchase shares in a given quarter up to the amount of proceeds we receive from our DRIP in that same quarter. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

Unless the shares of our common stock are being repurchased in connection with a stockholder's death or disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we begin calculating NAV. We obtain independent third-party appraisals in connection with our acquisition of investment properties; however, we do not currently anticipate obtaining revised appraisals for our investments prior to the time our advisor begins calculating NAV (we are prohibited from related party transactions other than investments in transaction with our Sponsor, Advisor or directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. Beginning with the first quarter following our acquisition of at least $1.2 billion in total portfolio assets, our Advisor will begin calculating NAV, upon which the purchase price for shares under our share repurchase program will be based. In connection with the NAV calculation, our independent third-party valuer will perform appraisals of our properties.

Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. We will repurchase shares prior to the last business day in the month subsequent to each quarter-end (and in all events on a date other than a dividend payment date). Prior to our calculation of NAV, the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year;

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years;

•	the lower of $24.38 and 97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years; and

•
the lower of $25.00 and 100% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

Prior to our calculating NAV, upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement that otherwise will apply to redemption requests made prior to such time. Once we begin calculating NAV, no holding period will be required. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the IPO, or if not engaged in the IPO, the per share purchase price will be based on the greater of $25.00 and the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors has the discretion to exempt shares purchased pursuant to our DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.

The following table summarizes our stock repurchase program activity for the period from February 14, 2012 (date of inception) to December 31, 2012. The value of repurchases did not exceed DRIP elections by stockholders. We funded share repurchases with proceeds from the sale of common stock.

	Number of Requests	Number of Shares	Value	Average Price per Share
			(in thousands)
Period from February 14, 2012 (date of inception) to December 31, 2012 (1)	2	3,160	$79	$25.00
Value of shares issued through DRIP			352
Excess			$273
_____________________________

(1)	Includes unfulfilled repurchase requests for 3,160 shares at a average price per share of $25.00, which were approved for repurchase as of December 31, 2012 and completed in January 2013.

Item 6. Selected Financial Data

The following selected financial data as of December 31, 2012 and for the period from February 14, 2012 (date of inception) to December 31, 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations" below:

Balance sheet data (in thousands)	December 31, 2012
Total real estate investments, at cost	$76,778
Total assets	216,743
Total liabilities	2,733
Total stockholders' equity	214,010

Operating data (In thousands, except share and per share data)	Period from February 14, 2012 (date of inception) to December 31, 2012
Total revenues	$414
Operating expenses:
Acquisition and transaction related	2,309
Property operating	38
General and administrative	320
Depreciation and amortization	303
Total operating expenses	2,970
Operating loss	(2,556)
Other income	19
Net loss	$(2,537)
Other data:
Cash flows used in operations (1)	$(2,170)
Cash flows used in investing activities	(76,916)
Cash flows provided by financing activities	214,788
Per share data:
Net loss per common share - basic and diluted	$(1.66)
Distributions declared per common share	$0.66
Weighted-average number of common shares outstanding, basic and diluted	1,526,766
_____________________________
(1)     Includes acquisition and transaction related expenses of $2.3 million incurred during the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.

Overview

We were incorporated on February 14, 2012, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On June 8, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 60.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-180274) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stock holders may elect to have their distributions reinvested in additional shares of common stock.

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

On September 10, 2012, we raised proceeds sufficient to break escrow in connection with the IPO. As of December 31, 2012, we had 10.4 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and received total proceeds of $255.3 million. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock was $259.4 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate on single-tenant net leased properties. We purchased our first property and commenced active operations in September 2012. As of December 31, 2012, we owned 49 properties with an aggregate purchase price of $76.8 million, comprised of 0.4 million rentable square feet which were 100% leased.

Substantially all of our business is conducted through American Realty Capital Operating Partnership IV, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all the units of limited partner interests in the OP ("OP units"). Additionally, American Realty Capital Trust IV Special Limited Partner, LLC (the "Special Limited Partner") contributed $2,000 to the OP in exchange for 88 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties IV, LLC (the "Property Manager") serves as our property manager. The Dealer Manager, an affiliate of our Sponsor, serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages.

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

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and dealer manager fees) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO.

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

We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.

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

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.

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

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationships is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately 6 to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

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

Results of Operations

We were incorporated on February 14, 2012 and purchased our first property and commenced active operations on September 28, 2012. As of December 31, 2012, we owned 49 properties with an aggregate purchase price of $76.8 million, comprised of 0.4 million rentable square feet which were 100% leased. The annualized rental income on a straight-line basis per square foot of the properties at December 31, 2012 was $17.52 with a weighted-average remaining lease term of 10.9 years.

Rental Income

Rental income was $0.4 million for the period from February 14, 2012 (date of inception) to December 31, 2012. Rental income was driven by our acquisitions during the period from February 14, 2012 (date of inception) to December 31, 2012 of $76.8 million of properties, representing 0.4 million square feet, which were 100% leased.

Operating Expense Reimbursement

Operating expense reimbursement revenue was $36,000 for the period from February 14, 2012 (date of inception) to December 31, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease arrangements.

Property Operating Expenses

Property operating expenses for the period from February 14, 2012 (date of inception) to December 31, 2012, were $38,000. These costs primarily relate to the costs associated with maintaining the property including real estate taxes, utilities and repairs and maintenance.

Operating Fees to Affiliates

Our Advisor is entitled to fees for the management of our properties. Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company elected to issue to the Advisor Class B units, which will be forfeited unless certain conditions are met. In December 2012, our board of directors approved the issuance of 97 Class B units for asset management fee services performed from the date of our first property acquisition to September 30, 2012. In January 2013, our board of directors approved the issuance of 6,461 Class B units for asset management fee services performed during the three months ended December 31, 2012.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the period from February 14, 2012 (date of inception) to December 31, 2012 were $2.3 million. These expenses related to legal and other closing costs associated with our purchase of 49 properties with an aggregate purchase price of $76.8 million.

General and Administrative Expenses

General and administrative expenses of $0.3 million for the period from February 14, 2012 (date of inception) to December 31, 2012 primarily included board member compensation, insurance expense and professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense of $0.3 million for the period from February 14, 2012 (date of inception) to December 31, 2012 related to the properties purchased during the period. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Other Income

Other income of $19,000 for the period from February 14, 2012 (date of inception) to December 31, 2012 related to interest earned on cash and cash equivalents.

Cash Flows for the Period from February 14, 2012 (date of inception) to December 31, 2012

During the period from February 14, 2012 (date of inception) to December 31, 2012, we had cash flows used in operating activities of $2.2 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the period from February 14, 2012 (date of inception) to December 31, 2012 include $2.3 million of acquisition costs. Cash flows during the period from February 14, 2012 (date of inception) to December 31, 2012 included a net loss adjusted for non-cash items of $2.2 million (net loss of $2.5 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets and share based compensation, of $0.3 million) and an increase in prepaid and other assets of $0.2 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements. These cash outflows were partially offset by an increase of $0.2 million in accounts payable and accrued expenses and an increase of $0.1 million in deferred rent.

The net cash used in investing activities during the period from February 14, 2012 (date of inception) to December 31, 2012 of $76.9 million related to the acquisition of 49 properties with an aggregate purchase price of $76.8 million and deposits for real estate acquisitions of $0.1 million.

Net cash provided by financing activities of $214.8 million during the period from February 14, 2012 (date of inception) to December 31, 2012, consisted primarily of proceeds from the issuance of common stock of $250.7 million and $0.4 million of proceeds from affiliates to fund the payment of offering costs. These cash flows were partially offset by $35.9 million of payments related to offering costs and distribution payments of $0.5 million.

Liquidity and Capital Resources

In September 2012, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We purchased our first property and commenced active operations in September 2012. As of December 31, 2012, we owned 49 properties with a purchase price of $76.8 million.

We intend to maintain the following percentage of the overall value of our portfolio in liquid assets that can be liquidated more readily than properties: 5% of our NAV in excess of $1.0 billion. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund redemptions. Our board of directors will review the amount and sources of liquid assets on a quarterly basis.

Our principal demands for funds will continue to be for property acquisitions, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock. Management expects that in the future, as our portfolio matures, our properties will sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, (the "NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2012, we did not have any debt outstanding.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of December 31, 2012, we had 10.4 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and received total proceeds of $255.3 million.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase. During the period from February 14, 2012 (date of inception) to December 31, 2012, no shares had been repurchased. As of December 31, 2012, we approved two repurchase requests consisting of 3,160 shares at a average price per share of $25.00 and paid these requests in January 2013. We funded share repurchases with proceeds from the sale of common stock.

As of December 31, 2012, we had cash of $135.7 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

Acquisitions

Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the "Prospectus"), we will use the proceeds raised in the offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, (the "Practice Guideline"), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period presented.

Three Months Ended
(In thousands)	December 31, 2012
Net loss (in accordance with GAAP)	$(2,384)
Depreciation and amortization	303
FFO	(2,081)
Acquisition fees and expenses (1)	2,254
Amortization of above or below market leases and liabilities (2)	2
Straight-line rent (3)	(20)
MFFO	$155
_________________

(1)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)
Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)
Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management's analysis of operating performance.

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

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our IPO, which may reduce the amount of capital we ultimately invest in properties or other permitted investments, and negatively impact the value of your investment.

During the three months ended December 31, 2012, distributions paid to common stockholders totaled $0.8 million, inclusive of $0.4 million of distributions issued under the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended
	December 31, 2012
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$450
Distributions reinvested (1)	352
Total distributions	$802

Source of distribution coverage:
Cash flows used in operations (2)	$—	—%
Proceeds from issuance of common stock	450	56.1%
Common stock issued under the DRIP / offering proceeds	352	43.9%
Proceeds from financings	—	—%
Total source of distribution coverage	$802	100.0%

Cash flows used in operations (GAAP basis) (2)	$(1,976)
Net loss (in accordance with GAAP)	$(2,384)
___________________
(1) Distributions reinvested, pursuant to the DRIP, which do not impact our cash flows.
(2) Cash flows used in operations for the three months ended December 31, 2012 include acquisition and transaction related expenses of $2.3 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from February 14, 2012 (date of inception) to December 31, 2012:

(In thousands)	Period from February 14, 2012 (date of inception) to December 31, 2012
Distributions paid:
Common stockholders in cash	$450
Common stockholders pursuant to DRIP/offering proceeds	352
Total distributions paid	$802

Reconciliation of net loss:
Revenues	$414
Acquisition and transaction-related	(2,309)
Depreciation and amortization	(303)
Other operating expenses	(358)
Other non-operating income	19
Net loss (in accordance with GAAP) (1)	$(2,537)
____________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Dilution

Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2012, our net tangible book value per share was $19.77. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2012 was $25.00 per common share.

Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

Election as a REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Inflation

Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Sponsor, whereby we will pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset management services and reimbursement of operating and offering related costs. See Note 6 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

In addition, the Partnership Agreement was amended as of December 28, 2012, to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus are not exposed to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

Management's Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 15th Floor, New York, NY 10022, attention Chief Financial Officer.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-24 of this report:

Schedule III — Real Estate and Accumulated Depreciation

(b)    Exhibits

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period from February 14, 2012 (date of inception) to December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 *	Dealer Manager Agreement among the Company, American Realty Capital Advisors IV, LLC and Realty Capital Securities, LLC, dated June 8, 2012
1.2 (1)	Form of Soliciting Dealer Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 *	Articles of Amendment and Restatement of the Company
3.2 (2)	Bylaws of the Company
3.3 (3)	Articles of Amendment of the Company
4.1 (4)	Amended and Restated Agreement of Limited Partnership of American Realty Capital Operating Partnership IV, L.P., dated November 12, 2012
4.2 *	First Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Operating Partnership IV, L.P., dated December 28, 2012
10.1 *	Subscription Escrow Agreement among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC, dated June 8, 2012
10.2 *	Amended and Restated Advisory Agreement, by and among the Company, American Realty Capital Operating Partnership IV, L.P. and American Realty Capital Advisors IV, LLC, dated as of November 12, 2012
10.3 *	Property Management and Leasing Agreement, among the Company, American Realty Capital Operating Partnership IV, L.P. and American Realty Capital Properties IV, LLC, dated June 8, 2012
10.4 *	Company's Restricted Share Plan
10.5 (5)	Valuation Services Agreement between the Company and Duff & Phelps, LLC, dated May 4, 2012
10.6 (4)
Amended and Restated Agreement for Purchase and Sale of Real Property, dated July 2, 2012, by and between Ladder Capital Finance LLC and RSBR Investments, LLC, RBA Investments, LLC and Overland Properties, LLC

10.7 (4)	Assignment and Assumption of Amended and Restated Agreement for Purchase and Sale, dated July 19, 2012, by and between Ladder Capital Finance LLC and AR Capital, LLC
10.8 (4)
First Amendment to Assignment and Assumption of Amended and Restated Agreement for Purchase and Sale, dated July 26, 2012, by and between Ladder Capital Finance LLC, AR Capital, LLC and Commonwealth Land Title Insurance Corporation

10.9 (4)
First Amendment to Amended and Restated Agreement for Purchase and Sale, dated August 21, 2012, by and among, RSBR Investments, LLC, RBA Investments, LLC and Overland Properties, LLC and AR Capital, LLC

10.10 (4)	Agreement for Purchase and Sale of Real Property, dated September 4, 2012, by and between ARC CVNCTPA001, LLC and 1803 Wilmington Road Company, LLC
10.11 (4)	Agreement for Purchase and Sale of Real Property, dated October 23, 2012, by and between 2011 Independence, LLC and AR Capital, LLC
10.12 (4)	Agreement for Purchase and Sale of Real Property, dated October 23, 2012, by and between 2011 Ottumwa, LLC and AR Capital, LLC
10.13 (4)	Assignment, Assumption and Allocation Agreement, dated as of November 12, 2012, between the Company and American Realty Capital Operating Partnership IV, L.P.
10.14 *	Agreement for Purchase and Sale of Real Property, by and between AR Capital, LLC and Brimfield Township OH (Progress) LLC, dated January 16, 2013
14 *	Code of Ethics
21 *	List of Subsidiaries
24 *	Power of Attorney
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from the Company's Annual Report on Form 10-K for the period from February 14, 2012 (date of inception) to December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________

*	Filed herewith

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-11/A filed with the SEC on May 21, 2012

(2)	Filed as an exhibit to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11/A filed with the SEC on May 2, 2012

(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 10, 2012

(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 13, 2012

(5)	Filed as an exhibit to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11/A filed with the SEC on May 24, 2012

(6)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed with the SEC on December 19, 2012

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of March, 2013.

AMERICAN REALTY CAPITAL TRUST IV, INC.
By:	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 7, 2013
Nicholas S. Schorsch

/s/ Edward M. Weil, Jr.	President, Chief Operating Officer, Treasurer, Secretary and Director	March 7, 2013
Edward M. Weil, Jr.

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	March 7, 2013
Brian S. Block

/s/ William G. Stanley	Lead Independent Director	March 7, 2013
William G. Stanley

/s/ Abby M. Wenzel	Independent Director	March 7, 2013
Abby M. Wenzel

/s/ Elizabeth K. Tuppeny	Independent Director	March 7, 2013
Elizabeth K. Tuppeny

AMERICAN REALTY CAPITAL TRUST IV, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Realty Capital Trust IV, Inc.

We have audited the accompanying consolidated balance sheet of American Realty Capital Trust IV, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the period from February 14, 2012 (date of inception) to December 31, 2012. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Trust IV, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the period from February 14, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 7, 2013

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)

December 31, 2012
ASSETS
Real estate investments, at cost:
Land	$13,365
Buildings, fixtures and improvements	54,483
Acquired intangible lease assets	8,930
Total real estate investments, at cost	76,778
Less: accumulated depreciation and amortization	(305)
Total real estate investments, net	76,473
Cash and cash equivalents	135,702
Prepaid expenses and other assets	295
Receivable for issuance of common stock	4,273
Total assets	$216,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$1,574
Distributions payable	1,159
Total liabilities	2,733
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 10,378,736 shares issued and outstanding	104
Additional paid-in capital	218,404
Accumulated deficit	(4,498)
Total stockholders' equity	214,010
Total liabilities and stockholders' equity	$216,743

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

Period from February 14, 2012 (date of inception) to December 31, 2012
Revenues:
Rental income	$378
Operating expense reimbursement	36
Total revenues	414

Operating expenses:
Acquisition and transaction related	2,309
Property operating	38
General and administrative	320
Depreciation and amortization	303
Total operating expenses	2,970
Operating loss	(2,556)
Other income	19
Net loss	$(2,537)

Comprehensive loss	$(2,537)

Basic and diluted weighted-average shares outstanding	1,526,766
Basic and diluted net loss per share	$(1.66)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from February 14, 2012 (Date of Inception) to December 31, 2012
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, February 14, 2012	—	$—	$—	$—	$—
Issuances of common stock	10,364,412	104	254,913	—	255,017
Common stock offering costs, commissions and dealer manager fees	—	—	(36,788)	—	(36,788)
Common stock issued through distribution reinvestment plan	14,817	—	352	—	352
Common stock repurchases	(3,160)	—	(79)	—	(79)
Share-based compensation	2,667	—	6	—	6
Distributions declared	—	—	—	(1,961)	(1,961)
Net loss	—	—	—	(2,537)	(2,537)
Balance, December 31, 2012	10,378,736	$104	$218,404	$(4,498)	$214,010

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Period from February 14, 2012 (date of inception) to December 31, 2012
Cash flows from operating activities:
Net loss	$(2,537)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	239
Amortization of intangibles	64
Amortization of above-market lease assets	2
Share-based compensation	6
Changes in assets and liabilities:
Prepaid expenses and other assets	(157)
Accounts payable and accrued expenses	155
Deferred rent	58
Net cash used in operating activities	(2,170)
Cash flows from investing activities:
Investment in real estate and other assets	(76,778)
Deposits for real estate acquisitions	(138)
Net cash used in investing activities	(76,916)
Cash flows from financing activities:
Proceeds from issuance of common stock	250,744
Payments of offering costs and fees related to stock issuances	(35,882)
Distributions paid	(450)
Advances from affiliate	376
Net cash provided by financing activities	214,788
Net change in cash and cash equivalents	135,702
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$135,702

Supplemental Disclosures
Cash paid for taxes	$44

Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$352

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1 — Organization

American Realty Capital Trust IV, Inc. (the "Company"), incorporated on February 14, 2012, is a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On June 8, 2012, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 60.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-180274) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10.0 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stock holders may elect to have their distributions reinvested in additional shares of the Company's common stock.

Until the first quarter following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.

On September 10, 2012, the Company had raised proceeds sufficient to break escrow in connection with the IPO. As of December 31, 2012 the Company had 10.4 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds of $255.3 million. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $259.4 million, based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).

The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate on single-tenant net leased properties. The Company purchased its first property and commenced active operations in September 2012. As of December 31, 2012, the Company owned 49 properties with an aggregate purchase price of $76.8 million, comprised of 0.4 million rentable square feet which were 100% leased.

Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership IV, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). Additionally, American Realty Capital Trust IV Special Limited Partner, LLC (the "Special Limited Parter") contributed $2,000 to the OP in exchange for 88 OP units, which represents a nominal percentage of the aggregate OP ownership and was admitted as a limited partner of the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

The Company has no paid employees. American Realty Capital Advisors IV, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. American Realty Capital Properties IV, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are related parties as entities wholly owned by the Company's sponsor, AR Capital, LLC (the "Sponsor"). The Advisor and Dealer Manager will receive compensation and fees for services related to the IPO and for the investment and management of the Company's assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Development Stage Company

On September 10, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders. The Company purchased its first property and commenced active operations on September 28, 2012, and as of such date was no longer considered to be a development stage company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

Real Estate Investments

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

The Company is required to make subjective assessments as to the useful lives of the Company's properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company's investments in real estate. These assessments have a direct impact on the Company's net income because if the Company were to shorten the expected useful lives of the Company's investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangibles assets related to customer relationships, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately 6 to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company's pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Intangible assets and acquired lease liabilities, as applicable, consist of following:

(In thousands)	December 31, 2012
Intangible assets:
In-place leases, net of accumulated amortization of $64 at December 31, 2012	$8,627
Above-market leases, net of accumulated amortization of $2 at December 31, 2012	237
Total intangible lease assets, net	$8,864

The following table provides the weighted-average amortization and accretion periods as of December 31, 2012 for intangible assets and liabilities, as applicable, and the projected amortization expense and adjustments to rental income for the next five years:

(In thousands)	Weighted-Average Amortization Period	2013	2014	2015	2016	2017
In-place leases	11.3 years	$835	$836	$835	$836	$835

Above-market lease assets (1)	11.9 years	$20	$20	$20	$20	$20
_____________________________

(1)	Amounts to be included in rental income.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. Excess funds over an established threshold are swept daily into an overnight repurchase agreement. As of December 31, 2012, $135.6 million was held in an overnight repurchase agreement with the Company's financial institution.

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2012 the Company had deposits of $135.7 million of which $135.4 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Deferred Costs

Deferred costs, net consists of deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

As of December 31, 2012, the Company does not have any deferred financing costs or deferred leasing costs.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Share Repurchase Program

The Company's board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum amounts described below, of their shares on any business day, if such repurchase does not impair the Company's capital or operations.

Beginning with the first quarter following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the repurchase price for shares under the SRP will be based on NAV. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. The repurchase of shares will occur on the first business day of each quarter (and in all events on a date other than a dividend payment date). Purchases under the SRP will be limited in any calendar quarter to 1.25% of the Company's NAV as of the last day of the previous calendar quarter, or approximately 5.0% of the Company's NAV in any 12 month period. If the Company reaches the 1.25% limit on repurchases during any quarter, the Company will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.

Prior to the first quarter following the Company's acquisition of at least $1.2 billion in total investment portfolio assets, the number of shares repurchased may not exceed 5.0% of the weighted-average number of shares of common stock outstanding at the end of the previous calendar year and the price per share for repurchases of shares of common stock will be as follows:

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares, for stockholders who have continuously held their shares for at least one year;

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least two years;

•	the lower of $24.38 and 97.5% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least three years; and

•
the lower of $25.00 and 100% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock).

Subject to limited exceptions, stockholders who request the repurchase of shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0%.

Prior to the Company calculating the NAV, upon the death or disability of a stockholder, upon request, the Company will waive the one-year holding requirement that otherwise will apply to redemption requests made prior to such time. Once the Company begins calculating NAV, no holding period will be required. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the IPO, or if not engaged in the IPO, the per share purchase price will be based on the greater of $25.00 and the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock). The board of directors has the discretion to exempt shares purchased pursuant to the DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, the Company may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.

The Company is only authorized to repurchase shares pursuant to the SRP, in a given quarter, up to the amount of proceeds received from the DRIP in that same quarter. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.

When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased for the year ended December 31, 2012:

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

	Number of Requests	Number of Shares	Average Price per Share
Period from February 14, 2012 (date of inception) to December 31, 2012 (1)	2	3,160	$25.00
_____________________________

(1)	Includes unfulfilled repurchase requests for 3,160 shares at a average price per share of $25.00, which were approved for repurchase as of December 31, 2012 and completed in January 2013.

Distribution Reinvestment Plan

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants.  Shares issued under the DRIP are recorded within stockholders' equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the period from February 14, 2012 (date of inception) to December 31, 2012, the Company issued 14,817 shares of common stock with a value of $0.4 million and a par value per share of $0.01 under the DRIP.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Revenue Recognition

The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.

The Company continually reviews receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the Company's allowance for uncollectible accounts or record a direct write-off of the receivable in the Company's consolidated statement of operations.

Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fee) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities.  The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the IPO (See Note 6 — Related Party Transactions and Arrangements).

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 8 — Share-Based Compensation).

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2012. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive instruments outstanding during such period.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of total consolidated revenues. Management evaluates the operating performance of the Company's investments in real estate on an individual property level.

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

In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired during the period from February 14, 2012 (date of inception) to December 31, 2012:

(Dollar amounts in thousands)	Period from February 14, 2012 (date of inception) to December 31, 2012
Real estate investments, at cost:
Land	$13,365
Buildings, fixtures and improvements	54,483
Total tangible assets	67,848
Acquired intangibles:
In-place leases	8,691
Above-market lease assets	239
Cash paid for acquired real estate investments, at cost	$76,778
Number of properties purchased	49

The following table reflects the number and related purchase prices of properties acquired during the period from February 14, 2012 (date of inception) December 31, 2012:

Portfolio	Number of Properties	Base Purchase Price (1)
		(In thousands)
Period from February 14, 2012 (date of inception) to December 31, 2012	49	$76,778
_____________________

(1)	Contract purchase price, excluding acquisition related costs.

The following table presents unaudited pro forma information as if the acquisitions during the period from February 14, 2012 (date of inception) to December 31, 2012 had been consummated on February 14, 2012:

(In thousands)	Period from February 14, 2012 (date of inception) to December 31, 2012
Pro forma revenues	$6,487
Pro forma net income	$883

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter for the properties the Company owned as of December 31, 2012. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2013	$5,931
2014	6,006
2015	6,079
2016	6,154
2017	6,245
Thereafter	38,584
$68,999

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2012:

Tenant	December 31, 2012
RBS Citizens, N.A.	59.5%
Dollar General Corporation	14.3%
FedEx Corporation	10.9%

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income on a straight-line basis as of December 31, 2012.

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2012:

State	December 31, 2012
Pennsylvania	40.9%

The Company owned properties in no other state that in total represented more than 10% of the annualized rental income on a straight-line basis as of December 31, 2012.

Note 4 — Common Stock

As of December 31, 2012, the Company had 10.4 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $255.3 million.

On September 10, 2012, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00452054800 per day, based on a price of $25.00 per common share. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. The first distribution payment was made on November 1, 2012, relating to the period from October 13, 2012 (15 days after the date of the first property acquisition) through October 31, 2012. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.

Note 5 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company or its properties.

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

Note 6 — Related Party Transactions and Arrangements

As of December 31, 2012, the Special Limited Partner, an entity wholly owned by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives selling commissions of up to 7.0% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred and payable to the Dealer Manager as of December 31, 2012 and for the period from February 14, 2012 (date of inception) to December 31, 2012:

(In thousands)	Period from February 14, 2012 (date of inception) to December 31, 2012	Payable as of December 31,
Total commissions and fees from the Dealer Manager	$23,784	$455

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet. The following table details offering cost reimbursements incurred and payable to the Advisor and Dealer Manager as of December 31, 2012 and for the period from February 14, 2012 (date of inception) to December 31, 2012:

(In thousands)	Period from February 14, 2012 (date of inception) to December 31, 2012	Payable as of December 31,
Fees and expense reimbursements from the Advisor and Dealer Manager	$10,938	$88

The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of December 31, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $9.2 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2012, cumulative offering costs were $36.8 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of December 31, 2012.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Effective March 1, 2013, the Company will be utilizing transfer agent services provided by an affiliate of the Dealer Manager.

Fees Paid in Connection With the Operations of the Company

The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for any loan or other investment and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.6% of the contract purchase price. In no event will the total of all acquisition fees and acquisition expenses (including any financing coordination fees) payable with respect to a particular investment exceed 4.5% of the contract purchase price. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.

If the Company's Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the period from February 14, 2012 (date of inception) to December 31, 2012.

The Company paid the Advisor a fee of 0.75% per annum of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee was reduced by any amounts payable to the Advisor as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of average invested assets. Such asset management fee was payable on a monthly basis, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof.  The asset management fee was reduced to the extent, if any, that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period.

Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.

The calculation of the asset management fees has also been revised to pay a fee equal to: (i) 0.1875% of the cost of the Company's assets (or the lower of the cost of the Company's assets and the applicable quarterly NAV multiplied by 0.1875%, once the Company begins calculating the NAV); divided by (ii) the value of one share of common stock as of the last day of such calendar quarter (or NAV per share, once the Company begins calculating the NAV). When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of December 31, 2012, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations until the performance condition is considered probable to occur. In December 2012, the board of directors approved the issuance of 97 Class B units for asset management fee services performed from the date of the Company's first property acquisition to September 30, 2012. In January 2013, the board of directors approved the issuance of 6,461 Class B units in connection with this arrangement.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table details amounts incurred and amounts contractually due and forgiven in connection with the operations related services described above for the period from February 14, 2012 (date of inception) to December 31, 2012:

	Period from February 14, 2012 (date of inception) to December 31, 2012		Payable as of December 31,
(In thousands)	Incurred	Forgiven	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,518	$—	$12
Financing coordination fees	—	—	—
Other expense reimbursements	—	—	—
Ongoing fees:
Asset management fees (1)	—	—	—
Total related party operation fees and reimbursements	$1,518	$—	$12
_________________________________

(1)
Effective July 1, 2012, the Company expects to issue (subject to approval by the board of directors) to the Advisor restricted performance-based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administration services during the period from February 14, 2012 (date of inception) to December 31, 2012.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees, including asset management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No such costs were absorbed by the Advisor during the period from February 14, 2012 (date of inception) to December 31, 2012.

As the Company's real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor and/or the Property Manager may discontinue their past practice of forgiving fees and may charge the full fees owed to them in accordance with the Company's agreements with such parties.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 4.5% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the period from February 14, 2012 (date of inception) to December 31, 2012.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% annual return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the period from February 14, 2012 (date of inception) to December 31, 2012.

The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the period from February 14, 2012 (date of inception) to December 31, 2012.

The Company may pay a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received an annual 6.0% cumulative, pre-tax non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such fees were incurred during the period from February 14, 2012 (date of inception) to December 31, 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the Company payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 7 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 8 — Share-Based Compensation

Stock Option Plan

On August 16, 2012, the board of directors approved the termination of the Company's stock option plan. Prior to such termination, the Company had authorized and reserved 0.5 million shares of common stock for issuance under the stock option plan. Such shares of common stock are no longer reserved.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor, shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that the Company sells and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of an annual 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of common shares granted under the RSP shall not exceed 5.0% of the Company's authorized common shares pursuant to the IPO and in any event will not exceed 3.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2012, there were 2,667 restricted shares issued to independent directors under the RSP at a fair value, based on the per share price in the IPO, of $22.50 per share. The fair value of the shares are being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $6,000 for the period from February 14, 2012 (date of inception) to December 31, 2012.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued. There were no such shares of common stock issued in lieu of cash during the period from February 14, 2012 (date of inception) to December 31, 2012.

Note 9 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the period from February 14, 2012 (date of inception) to December 31, 2012:

Period from February 14, 2012 (date of inception) to December 31, 2012
Net loss (in thousands)	$(2,537)
Weighted-average common shares outstanding	1,526,766
Net loss per share attributable to stockholders, basic and diluted	$(1.66)

The following common stock equivalents as of December 31, 2012 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Period from February 14, 2012 (date of inception) to December 31, 2012
Unvested restricted stock	2,667
OP units	88
Class B units	97
Total common share equivalents	2,852

Note 10 – Quarterly Results (Unaudited)

The Company had a $16,000 net loss during the period from February 14, 2012 (date of inception) to March 31, 2012. Presented below is a summary of the unaudited quarterly financial information for the period from April 1, 2012 to December 31, 2012.

	Quarters Ended
(In thousands, except share amounts)	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$—	$1	$413
Net loss	(19)	(118)	(2,384)
Weighted-average shares outstanding	8,888	48,285	4,721,110
Basic and diluted net loss per share	NM	$(2.44)	$(0.50)
________________________
NM - not meaningful

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sales of Common Stock

As of February 28, 2013, the Company had 27.3 million shares of common stock outstanding, including unvested restricted shares. As of February 28, 2013, the aggregate value of all share issuances was $681.5 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).

Total capital including sales from common stock is as follows:

Source of Capital (in thousands)	Inception to December 31, 2012	January 1 to February 28, 2013	Total
Common stock	$255,290	$416,220	$671,510

Acquisitions

The following table presents certain information about the properties that the Company acquired from January 1, 2013 to February 28, 2013.

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — December 31, 2012	49	$76,778	360,220
Acquisitions	25	77,467	1,024,227
Total portfolio — February 28, 2013	74	$154,245	1,384,447
_______________________________
(1) Contract purchase price, excluding acquisition and transaction related costs.

Purchase of Investment Securities

During February 2013, the Company purchased investment securities with an aggregate purchase price of $44.2 million.

Management Changes

During January 2013, the board of directors appointed Edward M. Weil, Jr. as a director and William G. Stanley as the lead independent director of the Company.

American Realty Capital Trust IV, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012

(Dollar amounts in thousands)					Initial Costs
Property	City	State	Acquisition Date	Encumbrances at December 31, 2012	Land	Building and Improvements	Gross Amount at December 31, 2012 (1) (2)	Accumulated Depreciation (3)	Weighted-Average Depreciable Life (In years)
Dollar General	Buchanan Dam	TX	9/28/2012	$—	$145	$820	$965	$11	31
FedEx	Independence	KS	10/30/2012	—	114	2,166	2,280	22	27
FedEx	Ottumwa	IA	10/30/2012	—	134	2,552	2,686	26	27
FedEx	Rapid City	SD	12/21/2012	—	305	2,740	3,045	—	27
CVS	New Castle	PA	10/31/2012	—	412	2,337	2,749	23	30
Dollar General II	Lacy Lakeview	TX	11/19/2012	—	90	810	900	4	31
Dollar General II	Cedar Creek	TX	11/16/2012	—	291	680	971	3	31
Dollar General II	Beeville	TX	11/16/2012	—	146	826	972	4	31
Mattress Firm	Greenville	NC	12/12/2012	—	1,085	1,085	2,170	5	31
Citizens	Orland Hills	IL	12/14/2012	—	1,253	2,327	3,580	10	32
Citizens	Milton	MA	12/14/2012	—	619	2,476	3,095	11	32
Citizens	Farmington	MI	12/14/2012	—	303	707	1,010	3	32
Citizens	Troy	MI	12/14/2012	—	312	935	1,247	4	32
Citizens	Parma Heights	OH	12/14/2012	—	426	638	1,064	3	32
Citizens	Aliquippa	PA	12/14/2012	—	138	782	920	3	32
Citizens	Butler	PA	12/14/2012	—	286	1,144	1,430	5	32
Citizens	Camp Hill	PA	12/14/2012	—	430	645	1,075	3	32
Citizens	Carnegie	PA	12/14/2012	—	73	1,396	1,469	6	32
Citizens	Ford City	PA	12/14/2012	—	89	802	891	4	32
Citizens	Greensburg	PA	12/14/2012	—	45	861	906	4	32
Citizens	Highspire	PA	12/14/2012	—	216	649	865	3	32
Citizens	Kittanning	PA	12/14/2012	—	56	1,060	1,116	5	32
Citizens	Oil City	PA	12/14/2012	—	110	623	733	3	32
Citizens	Philadelphia	PA	12/14/2012	—	266	1,065	1,331	5	32
Citizens	Pitcairn	PA	12/14/2012	—	46	867	913	4	32
Citizens	Pittsburgh	PA	12/14/2012	—	516	1,204	1,720	5	32
Citizens	Pittsburgh	PA	12/14/2012	—	206	1,852	2,058	8	32
Citizens	Pittsburgh	PA	12/14/2012	—	196	1,110	1,306	5	32
Citizens	Pittsburgh	PA	12/14/2012	—	255	1,019	1,274	5	32
Citizens	Pittsburgh	PA	12/14/2012	—	268	2,413	2,681	11	32
Citizens	Reading	PA	12/14/2012	—	267	802	1,069	4	32
Citizens	Warrendale	PA	12/14/2012	—	611	916	1,527	4	32
Citizens	Wexford	PA	12/14/2012	—	180	719	899	3	32
Citizens	Cranston	RI	12/14/2012	—	411	1,234	1,645	6	32
Citizens	East Greenwich	RI	12/14/2012	—	227	680	907	3	32
Citizens	N. Providence	RI	12/14/2012	—	223	892	1,115	4	32
Citizens	Providence	RI	12/14/2012	—	300	899	1,199	4	32
Citizens	Rumford	RI	12/14/2012	—	352	654	1,006	3	32
Family Dollar	Barryton	MI	12/18/2012	—	32	599	631	—	31
Family Dollar	Tustin	MI	12/18/2012	—	33	633	666	—	31
Dollar General III	Wakefield	MI	12/19/2012	—	88	794	882	—	31
Dollar General IV	Roodhouse	IA	12/31/2012	—	136	772	908	—	31
Dollar General IV	Center Point	IL	12/31/2012	—	207	829	1,036	—	31
Dollar General IV	Savanna	IL	12/31/2012	—	273	1,093	1,366	—	31
Dollar General IV	Adkins	MO	12/31/2012	—	139	789	928	—	31
Dollar General IV	Caulfield	TX	12/31/2012	—	157	889	1,046	—	31
Family Dollar II	Somerville	TX	12/31/2012	—	131	743	874	—	31
Family Dollar III	Pulaski	IL	12/31/2012	—	31	588	619	—	31
Mattress Firm II	Bountiful	UT	12/31/2012	—	736	1,367	2,103	—	31
Total				$—	$13,365	$54,483	$67,848	$239

American Realty Capital Trust IV, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012

 ___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $8.9 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2012 is $78.3 million.

(3)	The accumulated depreciation column excludes $0.1 million of accumulated amortization associated with acquired intangible lease assets.

A summary of activity for real estate and accumulated depreciation for the period from February 14, 2012 (date of inception) to December 31, 2012:

(In thousands)	Period from February 14, 2012 (date of inception) to December 31, 2012
Real estate investments, at cost:
Balance at February 14, 2012	$—
Additions - acquisitions	67,848
Disposals	—
Balance at December 31, 2012	$67,848

Accumulated depreciation:
Balance at February 14, 2012	$—
Depreciation expense	239
Disposals	—
Balance at December 31, 2012	$239