Form 10-Q
period 2013-03-31
American Realty Capital Trust IV, Inc.
filed 2013-05-15
CIK 1545208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 333-180274
American Realty Capital Trust IV, Inc.
(Exact name of registrant as specified in its charter)

Maryland	32-0372241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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

As of April 30, 2013, the registrant had 70.2 million shares of common stock outstanding.

AMERICAN REALTY CAPITAL TRUST IV, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013 and for the Period from February 14, 2012 (date of inception) to March 31, 2012 (Unaudited)	4
Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended March 31, 2013 (Unaudited)	5
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2013 and for the period from February 14, 2012 (date of inception) to March 31, 2012 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II - OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures	40

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$39,326	$13,365
Buildings, fixtures and improvements	161,868	54,483
Acquired intangible lease assets	24,875	8,930
Total real estate investments, at cost	226,069	76,778
Less: accumulated depreciation and amortization	(1,954)	(305)
Total real estate investments, net	224,115	76,473
Cash and cash equivalents	1,067,095	135,702
Investment securities, at fair value	61,600	—
Prepaid expenses and other assets	6,129	295
Receivable for issuances of common stock	169,097	4,273
Total assets	$1,528,036	$216,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$16,579	$1,516
Deferred rent	148	58
Distributions payable	6,619	1,159
Total liabilities	23,346	2,733
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 69,390,423 and 10,378,736 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	694	104
Additional paid-in capital	1,522,650	218,404
Accumulated other comprehensive income	335	—
Accumulated deficit	(18,989)	(4,498)
Total stockholders' equity	1,504,690	214,010
Total liabilities and stockholders' equity	$1,528,036	$216,743

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2013	Period from February 14, 2012 (date of inception) to March 31, 2012
Revenues:
Rental income	$2,555	$—
Operating expense reimbursements	142	—
Total revenues	2,697	—

Operating expenses:
Property operating	145	—
Acquisition and transaction related	4,745	—
General and administrative	152	16
Depreciation and amortization	1,644	—
Total operating expenses	6,686	16
Operating loss	(3,989)	(16)
Other income:
Income from investments	633	—
Other income	113	—
Total other income	746	—
Net loss	$(3,243)	$(16)

Other comprehensive income:
Unrealized gain on investment securities, net	335	—
Comprehensive loss	$(2,908)	$(16)

Basic and diluted weighted-average shares outstanding	27,345,977	NM
Basic and diluted net loss per share	$(0.12)	NM
 ______________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2012	10,378,736	$104	$218,404	$—	$(4,498)	$214,010
Issuances of common stock	58,900,783	589	1,454,081	—	—	1,454,670
Common stock offering costs, commissions and dealer manager fees	—	—	(152,442)	—	—	(152,442)
Common stock issued through distribution reinvestment plan	109,571	1	2,602	—	—	2,603
Share-based compensation	1,333	—	5	—	—	5
Distributions declared	—	—	—	—	(11,248)	(11,248)
Net loss	—	—	—	—	(3,243)	(3,243)
Other comprehensive income	—	—	—	335	—	335
Balance, March 31, 2013	69,390,423	$694	$1,522,650	$335	$(18,989)	$1,504,690

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2013	Period from February 14, 2012 (date of inception) to March 31, 2012
Cash flows from operating activities:
Net loss	$(3,243)	$(16)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,317	—
Amortization of intangibles	327	—
Amortization of above-market lease assets	5	—
Share-based compensation	5	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,096)	—
Accounts payable and accrued expenses	1,218	16
Deferred rent	90	—
Net cash used in operating activities	(1,377)	—
Cash flows from investing activities:
Investment in real estate and other assets	(149,291)	—
Deposits for real estate acquisitions	(4,733)	—
Purchase of investment securities	(61,265)	—
Net cash used in investing activities	(215,289)	—
Cash flows from financing activities:
Payments of deferred financing costs	(5)	—
Proceeds from issuances of common stock	1,289,846	200
Payments of offering costs and fees related to stock issuances	(138,071)	(338)
Distributions paid	(3,185)	—
(Payments to) advances from affiliates, net	(526)	138
Net cash provided by financing activities	1,148,059	—
Net change in cash and cash equivalents	931,393	—
Cash and cash equivalents, beginning of period	135,702	—
Cash and cash equivalents, end of period	$1,067,095	$—

Supplemental Disclosures
Cash paid for taxes	$21	$—

Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$2,603	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 1 — Organization

American Realty Capital Trust IV, Inc. (the "Company"), incorporated on February 14, 2012, is a Maryland corporation that qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On June 8, 2012, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 60.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-180274) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock. On September 10, 2012, the Company had raised proceeds sufficient to break escrow in connection with the IPO.

Until the first quarter following the Company's acquisition of at least $1.2 billion in total portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees), and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95.0% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.

As of March 26, 2013, the Company had issued the entire 60.0 million shares of common stock registered in connection with its IPO, and as permitted, reallocated the remaining 10.0 million DRIP shares of common stock to the primary offering. Concurrent with such reallocation, on March 26, 2013, the Company registered an additional 10.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3, as amended (File No. 333-187552). As of March 31, 2013 the Company had 69.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.7 billion, including proceeds from shares issued pursuant to the DRIP. As of March 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $1.7 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP). On April 15, 2013, the Company announced the close of the IPO following the successful achievement of its target equity raise of $1.7 billion, including proceeds from DRIP shares reallocated to the primary offering.

The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate on single-tenant net leased properties. The Company purchased its first property and commenced active operations in September 2012. As of March 31, 2013, the Company owned 113 properties with an aggregate purchase price of $226.1 million, comprised of 1.7 million rentable square feet which were 100.0% leased.

Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership IV, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, American Realty Capital Trust IV Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor"), contributed $2,000 to the OP in exchange for 88 OP Units, which represents a nominal percentage of the aggregate OP ownership, and was admitted as a limited partner of the OP. The limited partner interests have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company has no paid employees. American Realty Capital Advisors IV, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. American Realty Capital Properties IV, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which they are related parties and each of which has received or may receive compensation, fees and other expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities may receive fees during the offering, acquisition, operational and liquidation stages.

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012 and for the period from February 14, 2012 (date of inception) to December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2013. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2013 other than the updates described below.

Reclassification

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

In February 2013, the FASB issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3 — Real Estate Investments

The following table presents the allocation of assets acquired and liabilities assumed during the three months ended March 31, 2013. There were no assets acquired or liabilities assumed during the period from February 14, 2012 (date of inception) to March 31, 2012:

Three Months Ended
(Dollar amounts in thousands)	March 31, 2013
Real estate investments, at cost:
Land	$25,961
Buildings, fixtures and improvements	107,385
Total tangible assets	133,346
Acquired intangibles:
In-place leases	15,945
Cash paid for acquired real estate investments, at cost	$149,291
Number of properties purchased	64

The following table reflects the number and related purchase prices of properties acquired during the period from February 14, 2012 (date of inception) to December 31, 2012 and for three months ended March 31, 2013:

Portfolio	Number of Properties	Base Purchase Price (1)
		(In thousands)
Period from February 14, 2012 (date of inception) to December 31, 2012	49	$76,778
Three Months Ended March 31, 2013	64	149,291
Total Portfolio as of March 31, 2013	113	$226,069
_____________________

(1)	Contract purchase price, excluding acquisition related costs.

The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2013 had been consummated on February 14, 2012 (date of inception). Additionally, the unaudited pro forma net income (loss) was adjusted to reclassify acquisition and transaction related expense of $4.7 million from the three months ended March 31, 2013 to the period from February 14, 2012 (date of inception) to March 31, 2012:

(In thousands)	Three Months Ended March 31, 2013	Period from February 14, 2012 (date of inception) to March 31, 2012
Pro forma revenues	$2,978	$1,525
Pro forma net income (loss)	$1,566	$(3,009)

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter for the properties the Company owned as of March 31, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2013 to December 31, 2013	$12,679
2014	17,042
2015	17,197
2016	17,344
2017	17,500
Thereafter	96,873
$178,635

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10.0% of total annualized rental income for all portfolio properties on a straight-line basis as of March 31, 2013. The Company did not own any properties as of March 31, 2012.

Tenant	March 31, 2013
RBS Citizens, N.A.	22.7%
SunTrust Banks, Inc.	21.5%
Dollar General Corporation	16.3%
Newell Rubbermaid Inc.	14.5%

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10.0% of annualized rental income on a straight-line basis as of March 31, 2013 and 2012.

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of March 31, 2013. The Company did not own any properties as of March 31, 2012.

State	March 31, 2013
Ohio	16.1%
Pennsylvania	14.6%
Texas	12.2%

The Company owned properties in no other state that in total represented more than 10.0% of annualized rental income on a straight-line basis as of March 31, 2013 and 2012.

Note 4 — Investment Securities

As of March 31, 2013, the Company had investments in redeemable preferred stock and senior notes, accounted for as debt securities, with a fair value of $61.6 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table details the unrealized gains and losses on investment securities as of March 31, 2013. The Company did not have any such investments as of December 31, 2012:

	March 31, 2013
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities	$61,265	$446	$(111)	$61,600

The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior notes have a weighted-average maturity of 29.6 years and a weighted-average interest rate of 5.6% as of March 31, 2013.

Note 5 — Fair Value of Financial Instruments

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 — Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

The Company has investments in redeemable preferred stock and senior notes that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, classified these investments as Level 1 in the fair value hierarchy.

The following table presents information about the Company's assets measured at fair value on a recurring basis as of March 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall. There were no assets measured at fair value as of December 31, 2012:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Investment securities	$61,600	$—	$—	$61,600

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The Company did not have any financial instruments that require such fair value disclosure as of March 31, 2013 and December 31, 2012.

Note 6 — Common Stock

As of March 31, 2013, the Company had 69.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.7 billion.

On September 10, 2012, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.004520548 per day, based on a price of $25.00 per share of common stock. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. The first distribution payment was made on November 1, 2012, relating to the period from October 13, 2012 (15 days after the date of the first property acquisition) through October 31, 2012. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.

The following table summarizes the number of shares repurchased under the Company's Share Repurchase Program cumulatively through March 31, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	3,160	$25.00
Three Months Ended March 31, 2013	—	—	$—
Cumulative repurchases as of March 31, 2013	2	3,160	$25.00

Note 7 — Commitments and Contingencies

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 8 — Related Party Transactions and Arrangements

As of March 31, 2013 and December 31, 2012, the Special Limited Partner, an entity wholly owned by the Sponsor, owned 8,888 shares of the Company's outstanding common stock.

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives selling commissions of up to 7.0% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. A participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred during the three months ended March 31, 2013 and payable to the Dealer Manager as of March 31, 2013 and December 31, 2012. There were no selling commissions or dealer manager fees incurred during the period from February 14, 2012 (date of inception) to March 31, 2012.

		Payable as of
(In thousands)	Three Months Ended March 31, 2013	March 31, 2013	December 31, 2012
Total commissions and fees from the Dealer Manager	$139,961	$14,484	$455

The Advisor and its affiliates have received and will receive compensation and reimbursement for services relating to the IPO. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the three months ended March 31, 2013 and payable to the Advisor and Dealer Manager as of March 31, 2013 and December 31, 2012. There were no offering costs or reimbursements incurred from the Advisor or Dealer Manager during the period from February 14, 2012 (date of inception) to March 31, 2012:

		Payable as of
(In thousands)	Three Months Ended March 31, 2013	March 31, 2013	December 31, 2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$11,349	$438	$88

The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2013, cumulative offering and related costs, excluding selling commissions and dealer manager fees, were less than the 1.5% threshold.

The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of March 31, 2013, cumulative offering costs were $189.2 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of March 31, 2013.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

In connection with the asset management services provided by the Advisor, the Company issues and expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.

The calculation of the asset management fees has also been revised to pay a fee equal to: (i) 0.1875% of the cost of the Company's assets (or the lower of the cost of the Company's assets and the applicable quarterly NAV multiplied by 0.1875%, once the Company begins calculating the NAV); divided by (ii) the value of one share of common stock as of the last day of such calendar quarter (or NAV per share, once the Company begins calculating the NAV). When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of March 31, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expense in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. In January 2013, the board of directors approved the issuance of 6,461 Class B Units in connection with this arrangement for asset management services performed during the three months ended December 31, 2012. No additional Class B Units were issued as of March 31, 2013. In May 2013, the board of directors approved the issuance of 18,989 Class B Units for asset management services performed during the three months ended March 31, 2013.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees are included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive loss.

The following table details amounts incurred and forgiven during the three months ended March 31, 2013 and amounts contractually due as of March 31, 2013 and December 31, 2012 in connection with the operations related services described above. No such fees were incurred or forgiven during the period from February 14, 2012 (date of inception) to March 31, 2012:

	Three Months Ended March 31, 2013		Payable as of
(In thousands)	Incurred	Forgiven	March 31, 2013	December 31, 2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$2,742	$—	$—	$12
Financing coordination fees	—	—	—	—
Other expense reimbursements	—	—	—	—
Ongoing fees:
Asset management fees (1)	—	—	—	—
Property management and leasing fees	—	—	—	—
Strategic advisory fees	920	—	920	—
Distributions on Class B Units	2	—	2	—
Total related party operation fees and reimbursements	$3,664	$—	$922	$12
_________________________________

(1)
In connection with the asset management services provided by the Advisor, the Company issues and expects to issue (subject to approval by the board of directors) to the Advisor restricted performance-based Class B Units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administration services during the three months ended March 31, 2013 or during the period from February 14, 2012 (date of inception) to March 31, 2012.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees, including asset management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. The Advisor absorbed $0.2 million of general and administrative costs during the three months ended March 31, 2013. No such costs were absorbed by the Advisor during the period from February 14, 2012 (date of inception) to March 31, 2012.

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 4.5% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2013 or during the period from February 14, 2012 (date of inception) to March 31, 2012.

If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% annual return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such fees were incurred during the three months ended March 31, 2013 or during the period from February 14, 2012 (date of inception) to March 31, 2012.

The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2013 or during the period from February 14, 2012 (date of inception) to March 31, 2012.

The Company may pay a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received an annual 6.0% cumulative, pre-tax non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such fees were incurred during the three months ended March 31, 2013 or during the period from February 14, 2012 (date of inception) to March 31, 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the Company payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 9 — Economic Dependency

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 10 — Share-Based Compensation

Stock Option Plan

On August 16, 2012, the board of directors approved the termination of the Company's stock option plan. Prior to such termination, the Company had authorized and reserved 0.5 million shares of common stock for issuance under the stock option plan. Such shares are no longer reserved.

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor, shall not exceed (a) 6.0% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2.0% of average invested assets and 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3.0% of the contract sales price of all properties that the Company sells and (d) 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's authorized shares of common stock pursuant to the IPO and in any event will not exceed 3.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the three months ended March 31, 2013:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2012	2,667	$22.50
Granted	1,333	22.50
Unvested, March 31, 2013	4,000	$22.50

The fair value of the shares is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $5,000 for the three months ended March 31, 2013. There were no restricted shares granted during the period from February 14, 2012 (date of inception) to March 31, 2012.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2013 or during the period from February 14, 2012 (date of inception) to March 31, 2012.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 11 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2013 and for the period from February 14, 2012 (date of inception) to March 31, 2012:

	Three Months Ended March 31, 2013	Period from February 14, 2012 (date of inception) to March 31, 2012
Net loss (in thousands)	$(3,243)	$(16)
Basic and diluted weighted-average shares outstanding	27,345,977	NM
Basic and diluted net loss per share	$(0.12)	NM
________________________
NM - not meaningful

The following common stock equivalents as of March 31, 2013 and 2012 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

	March 31, 2013	March 31, 2012
Unvested restricted stock	4,000	—
OP Units	88	88
Class B Units	6,558	—
Total common stock equivalents	10,646	88

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sales of Common Stock

As of April 30, 2013, the Company had 70.2 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP. As of April 30, 2013, the aggregate value of all share issuances was $1.8 billion, based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).

Total capital, including sales from common stock and proceeds from shares issued pursuant to the DRIP, net of common stock repurchases, raised through April 30, 2013 is as follows:

Source of Capital (in thousands)	Inception to March 31, 2013	April 1 to April 30, 2013	Total
Common stock	$1,712,563	$20,333	$1,732,896

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Acquisitions

The following table presents certain information about the properties that the Company acquired from April 1, 2013 to May 14, 2013:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Portfolio as of March 31, 2013	113	$226,069	1,655,007
Acquisitions	59	273,848	1,935,360
Portfolio as of May 14, 2013	172	$499,917	3,590,367
_______________________________
(1) Contract purchase price, excluding acquisition related costs.

Purchase of Investment Securities

During April 2013, the Company purchased investment securities with an aggregate purchase price of $8.2 million.

Financing

On April 12, 2013, the Company entered into a $2.1 million mortgage note payable with Bank of Texas. The mortgage note has a five year term with an interest rate of 3.39%, which is fixed through the use of an interest rate hedging instrument. The mortgage note encumbers two properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Trust IV, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Trust IV, Inc., a Maryland corporation, including, as required by context, American Realty Capital Operating Partnership IV, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Advisors IV, LLC (our "Advisor"), a Delaware limited liability company.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that have recently occurred in the credit markets of the United States of America.

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

Overview

We were incorporated on February 14, 2012, as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On June 8, 2012,we commenced our IPO on a "reasonable best efforts" basis of up to 60.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-180274) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On September 10, 2012, we had raised proceeds sufficient to break escrow in connection with the IPO.

Until the first quarter following our acquisition of at least $1.2 billion in total portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees), and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95.0% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to our NAV divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.

As of March 26, 2013, we had issued the entire 60.0 million shares of common stock registered in connection with our IPO, and as permitted, reallocated the remaining 10.0 million DRIP shares of common stock to the primary offering. Concurrent with such reallocation, on March 26, 2013, we registered an additional 10.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3, as amended (File No. 333-187552). As of March 31, 2013 we had 69.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.7 billion, including proceeds from shares issued pursuant to the DRIP. As of March 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $1.7 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant the DRIP). On April 15, 2013, we announced the close of our IPO following the successful achievement of our target equity raise of $1.7 billion, including proceeds from DRIP shares reallocated to the primary offering.

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate on single-tenant net leased properties. We purchased our first property and commenced active operations in September 2012. As of March 31, 2013, we owned 113 properties with an aggregate purchase price of $226.1 million, comprised of 1.7 million rentable square feet which were 100.0% leased.

Substantially all of our business is conducted through the OP. We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties IV, LLC (the "Property Manager") serves as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, our sponsor, AR Capital, LLC (the "Sponsor"), as a result of which they are related parties and each of which has received or may receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of our assets. Such entities may receive fees during the offering, acquisition, operational and liquidation stages.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately 5 to 17 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

Properties

As of March 31, 2013, we owned 113 properties with an aggregate purchase price of $226.1 million, comprised of 1.7 million rentable square feet which were 100.0% leased. We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. We owned the following properties as of March 31, 2013:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Net Operating Income (4)
					(In thousands)		(In thousands)
Dollar General I	Sep. 2012	1	9,026	14.5	$1,125	7.7%	$87
FedEx I	Oct. & Dec. 2012	3	73,828	9.2	8,887	7.7%	688
CVS I	Oct. 2012	1	10,125	11.9	3,125	7.7%	241
Dollar General II	Nov. 2012	3	27,226	14.6	3,324	7.7%	256
Mattress Firm I	Dec. 2012	1	4,500	11.7	2,667	8.7%	233
Citizens Bank I	Dec. 2012	29	140,502	10.0	44,804	8.4%	3,758
Family Dollar I	Dec. 2012	2	16,000	9.5	1,538	8.8%	135
Dollar General III	Dec. 2012	1	9,100	14.6	1,047	8.3%	87
Dollar General IV	Dec. 2012	5	48,536	14.4	6,153	7.6%	470
Family Dollar II	Dec. 2012	1	8,000	9.3	1,013	8.8%	89
Family Dollar III	Dec. 2012	1	8,320	10.0	737	8.8%	65
Mattress Firm II	Dec. 2012	1	5,057	11.1	2,358	8.6%	202
2012 Acquisitions		49	360,220	10.7	$76,778	8.2%	$6,311
Dollar General V	Jan. 2013	2	18,429	14.7	2,221	8.2%	183
Citizens Bank I	Jan. & Feb. 2013	2	9,686	12.3	3,412	7.6%	258
Rubbermaid I	Jan. 2013	1	811,200	9.8	34,882	7.4%	2,564
Mattress Firm III	Feb. 2013	1	4,500	11.8	1,800	8.7%	156
Mattress Firm IV	Feb. 2013	1	14,954	11.9	2,644	8.5%	224
Dollar General VI	Feb. 2013	6	54,416	14.9	6,829	7.8%	531
Dollar General VII	Feb. & Mar. 2013	3	27,152	15.0	3,483	7.6%	266
Stripes G&C I	Feb. 2013	4	25,708	16.8	12,000	7.2%	863
Dollar General VIII	Feb. 2013	6	54,628	14.6	6,998	7.6%	530
Tractor Supply I	Feb. 2013	1	21,680	11.3	5,500	8.1%	443
Dollar General IX	Mar. 2013	1	20,707	14.9	3,008	7.8%	235
Dollar General X	Mar. 2013	1	9,026	14.9	1,383	8.0%	110
Mattress Firm V	Mar. 2013	1	4,000	12.0	1,876	8.7%	164
FedEx I	Mar. 2013	1	27,392	9.4	3,365	8.0%	268
Sun Trust Bank I	Mar. 2013	27	150,891	4.8	50,848	7.5%	3,800
Family Dollar IV	Mar. 2013	1	8,000	10.0	957	8.7%	83
Dollar General XI	Mar. 2013	1	12,406	13.9	1,665	7.6%	126
DaVita I	Mar. 2013	2	11,110	11.1	2,199	9.0%	198
Mattress Firm VI	Mar. 2013	1	4,902	11.3	2,345	8.4%	198
Mattress Firm VII	Mar. 2013	1	4,000	12.2	1,876	8.7%	163
2013 Acquisitions		64	1,294,787	9.8	$149,291	7.6%	$11,363
Portfolio as of March 31, 2013		113	1,655,007	10.1	$226,069	7.8%	$17,674
_____________________

(1)	Remaining lease term as of March 31, 2013, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.

(3)	Annualized net operating income divided by base purchase price.

(4)
Annualized net operating income for the three months ended March 31, 2013 or since acquisition date for the property portfolio. Net operating income is rental income on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

Results of Operations

We were incorporated on February 14, 2012 and purchased our first property and commenced active operations on September 28, 2012. As of March 31, 2013, we owned 113 properties with an aggregate purchase price of $226.1 million, comprised of 1.7 million rentable square feet which were 100.0% leased. As of March 31, 2012, we did not own any properties. Accordingly, our results of operations for the three months ended March 31, 2013 as compared to the period from February 14, 2012 (date of inception) to March 31, 2012 reflect significant increases in most categories.

Comparison of Three Months Ended March 31, 2013 to Period from February 14, 2012 (date of inception) to March 31, 2012

Rental Income

Rental income was $2.6 million for the three months ended March 31, 2013. Rental income was driven by our acquisition and operation of 113 properties with an aggregate purchase price of $226.1 million, comprised of 1.7 million rentable square feet which were 100.0% leased as of March 31, 2013. We did not own any properties and, therefore, had no rental income during the period from February 14, 2012 (date of inception) to March 31, 2012.

Operating Expense Reimbursement

Operating expense reimbursement was $0.1 million for the three months ended March 31, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and, therefore, had no operating expense reimbursement for the period from February 14, 2012 (date of inception) to March 31, 2012.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2013 were $0.1 million. These costs primarily related to the costs associated with maintaining our properties including real estate taxes, utilities and repairs and maintenance. We did not own any properties and therefore, had no property operating expense for the period from February 14, 2012 (date of inception) to March 31, 2012.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the three months ended March 31, 2013 were $4.7 million. These expenses related to legal and other closing costs associated with our purchase of 64 properties with an aggregate purchase price of $149.3 million during three months ended March 31, 2013. We did not purchase any properties, and therefore, had no acquisition and transaction related costs, during the period from February 14, 2012 (date of inception) to March 31, 2012.

Operating Fees to Affiliates

Our Advisor is entitled to fees for the management of our properties. Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company elected to issue, at the discretion of our board of directors, Class B Units to the Advisor, which will be forfeited unless certain conditions are met. In January 2013, our board of directors approved the issuance of 6,461 Class B units for asset management fee services performed during the three months ended December 31, 2012. In May 2013, our board of directors approved the issuance of 18,989 Class B Units for asset management services performed during the three months ended March 31, 2013. We did not own any properties and therefore, had no operating fees to affiliates for the period from February 14, 2012 (date of inception) to March 31, 2012.

General and Administrative Expenses

General and administrative expenses increased $0.1 million to $0.2 million for the three months ended March 31, 2013, as compared to approximately $16,000 for the period from February 14, 2012 (date of inception) to March 31, 2012. General and administrative expenses for three months ended March 31, 2013 primarily included board member compensation, directors and officers insurance costs and professional fees. This increase was partially offset by absorption of $0.2 million of general and administrative costs by the Advisor during the three months ended March 31, 2013. General and administrative expenses for the period from February 14, 2012 (date of inception) to March 31, 2012 included professional fees. No general and administrative costs were absorbed by the Advisor during the period from February 14, 2012 (date of inception) to March 31, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2013 of $1.6 million, related to the properties acquired since we commenced active operations during September 2012. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. We did not own any properties, and therefore, had no depreciation or amortization expense for the period from February 14, 2012 (date of inception) to March 31, 2012.

Income from Investments

Income from investments for the three months ended March 31, 2013 of $0.6 million related to income earned on our investments in redeemable preferred stock and senior notes. We did not own any investment securities, and therefore, had no income from investments for the period from February 14, 2012 (date of inception) to March 31, 2012.

Other Income

Other income of $0.1 million for the three months ended March 31, 2013 was related to interest earned on our cash and cash equivalents, which was $1.1 billion as of March 31, 2013. We had no other income during the period from February 14, 2012 (date of inception) to March 31, 2012.

Cash Flows for the Three Months Ended March 31, 2013

During the three months ended March 31, 2013, we had cash flows used in operating activities of $1.4 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the three months ended March 31, 2013 include $4.7 million of acquisition costs. Cash flows during the three months ended March 31, 2013 included a net loss adjusted for non-cash items of $1.6 million (net loss of $3.2 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets and share based compensation, of $1.6 million) and cash outflows of $1.1 million, which represented an increase in prepaid and other assets, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements. These cash outflows were partially offset by an increase of $1.2 million in accounts payable and accrued expenses and an increase of $0.1 million in deferred rent.

The net cash used in investing activities during the three months ended March 31, 2013 of $215.3 million related to the acquisition of 64 properties with an aggregate purchase price of $149.3 million, purchase of investment securities of $61.3 million and deposits for real estate acquisitions of $4.7 million.

Net cash provided by financing activities of $1.1 billion during the three months ended March 31, 2013 consisted of proceeds from the issuance of common stock of $1.3 billion. These cash flows were partially offset by $138.1 million of payments related to offering costs, distribution payments of $3.2 million and payments to affiliates, net of $0.5 million.

Cash Flows for the Period from February 14, 2012 (date of inception) to March 31, 2012

During the period from February 14, 2012 (date of inception) to March 31, 2012, we had a net loss of approximately $16,000 related to general and administrative expense for professional fees. This cash outflow was offset by an increase of approximately $16,000 in accounts payable and accrued expenses related to professional fees.

During the period from February 14, 2012 (date of inception) to March 31, 2012, we received proceeds from the sale of common stock of $0.2 million and advances from affiliates of $0.1 million to fund the payment of third party offering costs. These cash inflows were offset by $0.3 million of payments related to offering costs.

Liquidity and Capital Resources

In September 2012, we raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We purchased our first property and commenced active operations in September 2012. As of March 31, 2013, we owned 113 properties with an aggregate purchase price of $226.1 million.

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

Our principal demands for funds will continue to be for property acquisitions, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest from our operating partnership.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations, the operations of properties to be acquired in the future and proceeds from the sale of common stock. Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, (the "NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2013, we did not have any debt outstanding.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2013, we had 69.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.7 billion, including proceeds from shares issued pursuant to the DRIP.

Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.

The following table summarizes the number of shares repurchased under the SRP cumulatively through March 31, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	3,160	$25.00
Three Months Ended March 31, 2013	—	—	—
Cumulative repurchases as of March 31, 2013	2	3,160	$25.00

As of March 31, 2013, we had cash and cash equivalents of $1.1 billion. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period presented.

Three Months Ended
(In thousands)	March 31, 2013
Net loss (in accordance with GAAP)	$(3,243)
Depreciation and amortization	1,644
FFO	(1,599)
Acquisition fees and expenses (1)	4,745
Amortization of above or below market leases (2)	5
Straight-line rent (3)	(139)
MFFO	$3,012
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

Distributions

On September 10, 2012, our board of directors authorized and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.004520548 per day, based on a price of $25.00 per share of common stock. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

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

During the three months ended March 31, 2013, distributions paid to common stockholders totaled $5.8 million, inclusive of $2.6 million of distributions issued under the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended
	March 31, 2013
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$3,185
Distributions reinvested	2,603
Total distributions	$5,788

Source of distribution coverage:
Cash flows used in operations (1)	$—	—%
Proceeds from issuance of common stock	3,185	55.0%
Common stock issued under the DRIP / offering proceeds	2,603	45.0%
Proceeds from financings	—	—%
Total source of distribution coverage	$5,788	100.0%

Cash flows used in operations (GAAP basis) (1)	$(1,377)
Net loss (in accordance with GAAP)	$(3,243)
___________________
(1) Cash flows used in operations for the three months ended March 31, 2013 include acquisition and transaction related expenses of $4.7 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from February 14, 2012 (date of inception) to March 31, 2013:

(In thousands)	Period from February 14, 2012 (date of inception) to March 31, 2013
Distributions paid:
Common stockholders in cash	$3,635
Common stockholders pursuant to DRIP/offering proceeds	2,955
Total distributions paid	$6,590

Reconciliation of net loss:
Revenues	$3,111
Acquisition and transaction-related	(7,054)
Depreciation and amortization	(1,947)
Other operating expenses	(655)
Other non-operating income	765
Net loss (in accordance with GAAP) (1)	$(5,780)
____________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 8 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

In addition, the limited partnership agreement of the OP was amended as of December 28, 2012, to allow for a special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of March 31, 2013, we did not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as set forth below:

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

For the three months ended March 31, 2013, our cash flows used in operations of $1.4 million represented a 100% shortfall of the $5.8 million of distributions paid during such period, and such shortfall was paid from proceeds from common stock issued in our IPO and pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our offering. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of our offering, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2013.

On June 8, 2012 we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.5 billion of common stock, consisting of up to 60.0 million shares, pursuant to the Registration Statement on Form S-11 (File No. 333-180274) filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10.0 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2013, we have issued 69.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.7 billion, including proceeds from shares issued pursuant to the DRIP, and net of repurchases.

As of March 26, 2013, we had issued the entire 60.0 million shares of common stock registered in connection with our IPO, and as permitted, reallocated the remaining 10.0 million DRIP shares of common stock to the primary offering. Concurrent with such reallocation, on March 26, 2013, we registered an additional 10.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3, as amended (File No. 333-187552). On April 15, 2013, we announced the close of our IPO following the successful achievement of our target equity raise of $1.7 billion, including proceeds from DRIP shares reallocated to the primary offering.

The following table reflects the offering costs associated with the issuance of common stock:

(In thousands)	Three Months Ended March 31, 2013
Selling commissions and dealer manager fees	$139,961
Other offering costs	12,481
Total offering costs	$152,442

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Three Months Ended March 31, 2013
Total commissions paid to the Dealer Manager	$139,961
Less:
Commissions to participating brokers	(86,202)
Reallowance to participating broker-dealers	(13,182)
Net to the Dealer Manager	$40,577

Cumulative offering costs, excluding commissions and dealer manager fees, included $22.3 million from our Advisor and Dealer Manager. We are responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are our Advisor's responsibility. As of March 31, 2013, cumulative offering and related costs, excluding selling commissions and dealer manager fees, were less than the 1.5% threshold.

Our Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of March 31, 2013, cumulative offering costs were $189.2 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of March 31, 2013. Offering proceeds of $1.7 billion exceeded cumulative offering costs by $1.5 billion as of March 31, 2013.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2013, we have used the net proceeds from our IPO to purchase 113 properties with an aggregate purchase price of $226.1 million.

Share Repurchase Program

Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.

The following table summarizes the number of shares repurchased under the SRP cumulatively through March 31, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	3,160	$25.00
Three Months Ended March 31, 2013	—	—	—
Cumulative repurchases as of March 31, 2013	2	3,160	$25.00

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 15, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.15 *
Fourth Amended and Restated Investment Opportunity Allocation Agreement, dated April 4, 2013, by and among the Company, American Realty Capital Daily Net Asset Value Trust, Inc., American Realty Capital Properties, Inc. and American Realty Capital Trust V, Inc.

10.16 *	Agreement for Purchase and Sale of Real Property, effective as of April 18, 2013, by and between AR Capital, LLC and Winn-Dixie Properties, LLC
10.17 *	Agreement for Purchase and Sale, effective as of April 17, 2013, by and between Eli Lilly and Company and AR Capital, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust IV, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith.