Form 10-Q
period 2013-06-30
American Realty Capital Trust IV, Inc.
filed 2013-08-14
CIK 1545208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the registrant had 71,107,316 shares of common stock outstanding.

AMERICAN REALTY CAPITAL TRUST IV, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	3
Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013, the Three Months Ended June 30, 2012 and the Period from February 14, 2012 (date of inception) to June 30, 2012 (Unaudited)	4
Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2013 (Unaudited)	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and for the period from February 14, 2012 (date of inception) to June 30, 2012 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

PART II - OTHER INFORMATION	49

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	51

Item 4. Mine Safety Disclosures	51

Item 5. Other Information	51

Item 6. Exhibits	51

Signatures	52

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$249,931	$13,365
Buildings, fixtures and improvements	770,009	54,483
Acquired intangible lease assets	113,465	8,930
Total real estate investments, at cost	1,133,405	76,778
Less: accumulated depreciation and amortization	(7,905)	(305)
Total real estate investments, net	1,125,500	76,473
Cash and cash equivalents	261,490	135,702
Derivatives, at fair value	41	—
Investments in direct financing leases, net	8,892	—
Investment securities, at fair value	68,082	—
Prepaid expenses and other assets	50,262	295
Receivable for issuances of common stock	443	4,273
Deferred costs, net	15,064	—
Total assets	$1,529,774	$216,743

LIABILITIES AND EQUITY
Mortgage notes payable	$2,124	$—
Accounts payable and accrued expenses	5,494	1,516
Deferred rent and other liabilities	1,796	58
Distributions payable	9,717	1,159
Total liabilities	19,131	2,733
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 70,899,008 and 10,378,736 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	709	104
Additional paid-in capital	1,550,697	218,404
Accumulated other comprehensive loss	(1,337)	—
Accumulated deficit	(68,175)	(4,498)
Total stockholders' equity	1,481,894	214,010
Non-controlling interests	28,749	—
Total equity	1,510,643	214,010
Total liabilities and equity	$1,529,774	$216,743

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 14, 2012 (date of inception) to June 30, 2012
Revenues:
Rental income	$9,493	$—	$12,048	$—
Operating expense reimbursements	492	—	634	—
Total revenues	9,985	—	12,682	—

Operating expenses:
Property operating	621	—	766	—
Merger and other transaction related	1,713	—	1,713	—
Acquisition and transaction related	22,145	—	26,890	—
General and administrative	1,240	19	1,392	35
Depreciation and amortization	5,946	—	7,590	—
Total operating expenses	31,665	19	38,351	35
Operating loss	(21,680)	(19)	(25,669)	(35)
Other income (expense):
Interest expense	(186)	—	(186)	—
Income from investments	1,126	—	1,759	—
Other income	306	—	419	—
Total other income	1,246	—	1,992	—
Net loss	(20,434)	(19)	(23,677)	(35)
Net loss attributable to non-controlling interests	155	—	155	—
Net loss attributable to stockholders	$(20,279)	$(19)	$(23,522)	$(35)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	41	—	41	—
Unrealized loss on investment securities, net	(1,713)	—	(1,378)	—
Total other comprehensive loss	(1,672)	—	(1,337)	—
Comprehensive loss attributable to stockholders	$(21,951)	$(19)	$(24,859)	$(35)

Basic and diluted weighted-average shares outstanding	70,496,757	8,888	49,040,568	8,888
Basic and diluted net loss per share attributable to stockholders	$(0.29)	NM	$(0.48)	NM
 ______________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2012	10,378,736	$104	$218,404	$—	$(4,498)	$214,010	$—	$214,010
Issuances of common stock	59,860,525	598	1,477,227	—	—	1,477,825	—	1,477,825
Common stock offering costs, commissions and dealer manager fees	—	—	(160,484)	—	—	(160,484)	—	(160,484)
Common stock issued through distribution reinvestment plan	662,024	7	15,717	—	—	15,724	—	15,724
Common stock repurchases	(7,077)	—	(176)	—	—	(176)		(176)
Share-based compensation	4,800	—	9	—	—	9	—	9
Distributions declared	—	—	—	—	(40,155)	(40,155)	—	(40,155)
Contributions from non-controlling interest holders	—	—	—	—	—	—	29,008	29,008
Distributions to non-controlling interest holders	—	—	—	—	—	—	(104)	(104)
Net loss	—	—	—	—	(23,522)	(23,522)	(155)	(23,677)
Other comprehensive loss	—	—	—	(1,337)	—	(1,337)	—	(1,337)
Balance, June 30, 2013	70,899,008	$709	$1,550,697	$(1,337)	$(68,175)	$1,481,894	$28,749	$1,510,643

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2013	Period from February 14, 2012 (date of inception) to June 30, 2012
Cash flows from operating activities:
Net loss	$(23,677)	$(35)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,961	—
Amortization of intangible lease assets	1,629	—
Amortization of deferred financing costs	106	—
Amortization of above-market lease assets	10	—
Share-based compensation	9	2
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,546)	—
Accounts payable and accrued expenses	4,905	33
Deferred rent and other liabilities	1,738	—
Net cash used in operating activities	(12,865)	—
Cash flows from investing activities:
Investments in real estate and other assets	(1,056,627)	—
Investments in direct financing leases	(8,892)	—
Deposits for real estate acquisitions	(46,421)	—
Payments for purchase of investment securities	(69,460)	—
Net cash used in investing activities	(1,181,400)	—
Cash flows from financing activities:
Proceeds from mortgage notes payable	2,124	—
Payments of deferred financing costs	(15,170)	—
Proceeds from issuances of common stock	1,481,655	200
Payments of offering costs and fees related to stock issuances	(161,315)	(351)
Distributions paid	(15,873)	—
(Payments to) advances from affiliates, net	(376)	152
Contributions from non-controlling interests holders	29,008	—
Net cash provided by financing activities	1,320,053	1
Net change in cash and cash equivalents	125,788	1
Cash and cash equivalents, beginning of period	135,702	—
Cash and cash equivalents, end of period	$261,490	$1

Supplemental Disclosures:
Cash paid for interest	$9	$—
Cash paid for taxes	28	—

Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$15,724	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 1 — Organization

American Realty Capital Trust IV, Inc. (the "Company"), incorporated on February 14, 2012, is a Maryland corporation that qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On June 8, 2012, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 60.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-180274) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 10.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders were able to elect to have their distributions reinvested in additional shares of the Company's common stock.

Until the first quarter following the Company's acquisition of at least $1.2 billion in total portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees), and shares issued pursuant to the DRIP will initially be equal to $23.75 per share, which is 95.0% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.

As of March 26, 2013, the Company had issued the entire 60.0 million shares of common stock registered in connection with its IPO, and as permitted, reallocated the remaining 10.0 million DRIP shares of common stock, available under the Registration Statement, to the primary offering. Concurrent with such reallocation, on March 26, 2013, the Company registered an additional 10.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3, as amended (File No. 333-187552). On April 15, 2013, the Company closed its IPO following the successful achievement of its target equity raise of $1.7 billion, including proceeds from DRIP shares of common stock reallocated to the primary offering. On July 1, 2013, the board of directors voted to suspend the Company’s DRIP, in accordance with the terms of the DRIP. As of June 30, 2013, the Company had 70.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.7 billion, including proceeds from shares issued pursuant to the DRIP. As of June 30, 2013, the aggregate value of all the common stock outstanding was $1.8 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).

The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate on single-tenant net leased properties. The Company purchased its first property and commenced active operations in September 2012. As of June 30, 2013, the Company owned 585 properties with an aggregate purchase price of $1.1 billion, comprised of 5.9 million rentable square feet which were 100.0% leased.

Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership IV, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds 98.3% of the units of limited partner interests in the OP ("OP Units"). American Realty Capital Trust IV Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor"), contributed $2,000 to the OP in exchange for 88 OP Units, which represents a nominal percentage of the aggregate OP ownership, and was admitted as a limited partner of the OP. During the quarter ended June 30, 2013, the Company, the OP and unaffiliated third party investors entered into contribution agreements pursuant to which the OP issued, in the aggregate, 1,215,207 OP Units, or 1.7% of the aggregate equity interest in the OP, in exchange for $29.0 million of aggregate cash contributions by the unaffiliated third party investors to the OP. After holding the OP Units for a period of one year, or upon the liquidation of the OP or sale of substantially all of the assets of the OP, holders of the OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company has no employees. American Realty Capital Advisors IV, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. American Realty Capital Properties IV, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which they are related parties and each of which has received or may receive compensation, fees and other expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages.

Note 2 — Pending Merger Agreement

On July 1, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with American Realty Capital Properties, Inc., a Maryland corporation ("ARCP"), and certain subsidiaries of each company. The Merger Agreement provides for the merger of the Company with and into a subsidiary of ARCP (the "Merger").

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive (i) $30.00 in cash, but in no event will the aggregate consideration paid in cash be paid on more than 25.0% of the shares of the Company's common stock issued and outstanding as of immediately prior to the closing of the Merger or, in ARCP's discretion, (ii) either (A) a number of shares of ARCP's common stock equal to the Exchange Ratio (as defined below) or (B) only if the Market Price (as defined below) is less than $14.94, 2.05 shares of ARCP's common stock and an amount in cash equal to the product obtained by multiplying the excess of the Exchange Ratio over 2.05 by the Market Price. The "Exchange Ratio" means (1) if the volume weighted-average closing sale price of a share of ARCP's common stock over the five consecutive trading days on the NASDAQ Global Select Market ending on the trading day immediately prior to the closing date of the Merger, as reported in The Wall Street Journal (the "Market Price"), is equal to or greater than $14.94, then 2.05, and (2) if the Market Price is less than $14.94, then the quotient (rounded to the nearest one-hundredth) obtained by dividing $30.62 by the Market Price. If the aggregate elections for payment in cash exceed 25.0% of the number of shares of the Company's common stock issued and outstanding as of immediately prior to the closing of the Merger, then the amount of cash consideration paid on cash elections will be reduced on a pro rata basis with the remaining consideration paid in ARCP's common stock and cash, if applicable. In addition, each outstanding OP Unit of the Company will be converted into the right to receive a number of units of limited partner interests in ARC Properties Operating Partnership, L.P. ("ARCP OP Units") equal to the Exchange Ratio. In addition, all of the unvested restricted common stock of the Company outstanding on the date of the Merger will become fully vested and will be exchanged for shares of ARCP's common stock based on the Exchange Ratio.

In connection with the Merger, the Advisor has agreed to waive a portion of the real estate commissions otherwise payable sale of properties in an amount equal to the lesser of (i) 2.0% of the sales price of the properties and (ii) one-half of the competitive real estate commissions if a third party broker is also involved. The Advisor and the Company agreed that the Advisor will be entitled to a reduced real estate commission of $8.4 million.

The Advisor will be entitled to subordinated distributions equal to 15.0% of all distributions of net sales proceeds after return to the Company's stockholders and the OP's limited partners of net sales proceeds equal to their initial capital contributions plus distributions of net sales proceeds and operating income equal to a 6.0% return on their capital contributions in an amount estimated to be equal to approximately $65.2 million, assuming an implied price of the Company's common stock of $30.47 per share in the Merger (which assumes that 75.0% of the Company's common stock is exchanged for shares of ARCP's common stock, based on a per share price of $30.62 (representing the floor for stock consideration) and 25.0% of the Company's common stock is exchanged for cash). Such subordinated distributions of net sales proceeds will be payable in the form of OP Units that will automatically convert into ARCP OP Units upon consummation of the Merger and will be subject to a minimum one-year holding period before being exchangeable into ARCP's common stock. The actual amount of consideration to be paid for subordinated distributions of net sales proceeds will be based, in part, on the market price of ARCP's common stock on the date of the Merger and will not be known until the Merger Agreement date.

The Merger is expected to close in the third or fourth quarter of 2013. However, as of the filing of this Quarterly Report on Form 10-Q, the consummation of the Merger has not yet occurred and, although the Company believes that the completion of the Merger is probable, the closing of the Merger is subject to a vote by common stockholders of both ARCP and the Company and other customary conditions, and therefore there can be no assurance that the Merger will be consummated. Accordingly, the Company cannot assure that the Merger will be completed based on the terms of the Merger or at all.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 3 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012 and for the period from February 14, 2012 (date of inception) to December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2013. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2013 other than the updates described below.

Reclassification

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Investment in Direct Financing Leases

The Company has acquired certain properties that are subject to leases that qualify as direct financing leases in accordance with GAAP due to the significance of the lease payments from the inception of the leases compared to the fair value of the property. Investments in direct financing leases represent the fair value of the remaining lease payments on the leases and the estimated fair value of any expected residual property value at the end of the lease term. The fair value of the remaining lease payments is estimated using a discounted cash flow based on interest rates that would represent the Company's incremental borrowing rate for similar types of debt. The expected residual property value at the end of the lease term is estimated using market data and assessments of the remaining useful lives of the properties at the end of the lease terms, among other factors. Income from direct financing leases is calculated using the effective interest method over the remaining term of the lease.

Contingent Rental Income

The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenants sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known.

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
June 30, 2013
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

Note 4 — Real Estate Investments

The following table presents the allocation of assets acquired and liabilities assumed during the six months ended June 30, 2013. There were no assets acquired or liabilities assumed during the period from February 14, 2012 (date of inception) to June 30, 2012:

Six Months Ended
(Dollar amounts in thousands)	June 30, 2013 (1)
Real estate investments, at cost:
Land	$236,566
Buildings, fixtures and improvements	715,526
Total tangible assets	952,092
Acquired intangibles:
In-place leases	104,535
Cash paid for acquired real estate investments, at cost	$1,056,627
Number of properties purchased	530
_____________________

(1)	Excludes six properties comprised of $8.9 million of net investments subject to direct financings leases acquired from certain affiliates of GE Capital Corp. on June 27, 2013.

Land, buildings, fixtures and improvements, in-place lease intangibles and investments in direct financing leases include $707.1 million, comprised of $152.6 million, $479.5 million, $66.1 million and $8.9 million, respectively, provisionally assigned to each class of asset, pending receipt of the final appraisals and other information being prepared by a third-party specialist.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table reflects the number and related purchase prices of properties acquired during the period from February 14, 2012 (date of inception) to December 31, 2012 and for six months ended June 30, 2013:

Portfolio	Number of Properties	Base Purchase Price (1)
		(In thousands)
Period from February 14, 2012 (date of inception) to December 31, 2012	49	$76,778
Six months ended June 30, 2013 (2)	536	1,065,285
Total portfolio as of June 30, 2013 (2)	585	$1,142,063
_____________________

(1)	Contract purchase price, excluding acquisition related costs.

(2)	Includes six properties comprised of $8.9 million of net investments subject to direct financings leases acquired from certain affiliates of GE Capital Corp. on June 27, 2013.

The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2013 had been consummated on February 14, 2012 (date of inception). Additionally, the unaudited pro forma net income (loss) was adjusted to reclassify acquisition and transaction related expense of $26.9 million from the six months ended June 30, 2013 to the period from February 14, 2012 (date of inception) to June 30, 2012:

(In thousands)	Six Months Ended June 30, 2013	Period from February 14, 2012 (date of inception) to June 30, 2012
Pro forma revenues	$41,387	$31,561
Pro forma net income (loss) attributable to stockholders	$21,315	$(9,604)

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter for the properties the Company owned as of June 30, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
July 1, 2013 to December 31, 2013	$37,973
2014	75,499
2015	75,047
2016	74,843
2017	73,300
Thereafter	627,298
$963,960
_____________________

(1)
Six properties are subject to direct financing leases and therefore in accordance with GAAP, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. The above amounts include the cash rent on these six properties.

The following table lists the tenants whose annualized rental income on a straight-line basis represented at least 10.0% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2013. The Company did not own any properties as of June 30, 2012.

Tenant	June 30, 2013
SunTrust Banks, Inc.	10.0%

The termination, delinquency or non-renewal of leases by the above tenant may have a material adverse effect on revenues. No other tenant represents at least 10.0% of annualized rental income on a straight-line basis as of June 30, 2013 and 2012.

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented at least 10.0% of consolidated annualized rental income on a straight-line basis as of June 30, 2013. The Company did not own any properties as of June 30, 2012.

State	June 30, 2013
Florida	18.6%
Texas	10.0%

The Company did not own properties in any other state that in total represented at least 10.0% of annualized rental income on a straight-line basis as of June 30, 2013 and 2012.

Note 5 — Senior Secured Credit Facility

On June 18, 2013, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") with Regions Bank, JPMorgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association and RBS Citizens, N.A (collectively, the "Lenders") relating to a $750.0 million senior secured credit facility (the "Credit Facility"). Regions Bank acts as the administrative agent (the "Administrative Agent") and J.P. Morgan Securities LLC acts as joint lead arranger for the Credit Facility.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Credit Facility contains a $300.0 million term loan facility and a $450.0 million revolving credit facility. The Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the Credit Facility up to $1.5 billion. Initially, loans under the Credit Facility will be priced at their applicable rate plus 1.60% - 2.20%, based on the Company's current leverage. To the extent that the Company receives an investment grade credit rating as determined by a major credit rating agency, at the Company's election, revolving loans under the Credit Facility will be priced at their applicable rate plus 0.90% - 1.75% and term loans will be priced at their applicable rate plus 1.15% - 2.00%, based upon the Company's then-current investment grade credit rating.

The Credit Facility provides for monthly interest payments. If an event of default under the Credit Facility occurs and is continuing, the Administrative Agent, at the request of or with the consent of lenders holding at least a majority of the loans and commitments under the Credit Facility, has the right to terminate the commitments under the Credit Facility and to accelerate the payment of any unpaid principal amount of all outstanding loans, all interest accrued thereon and all other amounts owing or payable under the Credit Facility. The Company guarantees the obligations under the Credit Facility. The revolving credit facility will terminate on June 18, 2017, unless extended, and the term loan facility will terminate on June 18, 2018. The Company may prepay its borrowings under the Credit Facility and, to the extent that commitments are unused under the Credit Facility, the borrower will incur an unused fee. The Company is required to be in compliance with a property-related borrowing base as a condition to the borrowing of revolving loans and issuance of letters of credit under the Credit Facility.

Bank of America, N.A. is an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the advisor engaged by the Company in May 2013 to provide strategic advisory services to the Company in connection with the Company's evaluation of its strategic alternatives and acted as the Company's financial advisor in connection with the Merger. Merrill Lynch will receive an advisory fee in connection with providing such services to the Company.

As of June 30, 2013, the Company had no outstanding borrowings under the Credit Facility. The Company incurred $0.1 million in unused borrowing fees during the three and six months ended June 30, 2013.

As of June 30, 2013, the Company was in compliance with the debt covenants under the Credit Agreement.

Note 6 — Mortgage Notes Payable

On April 12, 2013, the Company entered into two mortgage notes payable with Bank of Texas comprised of a $0.5 million mortgage note that encumbers one Dollar General property and a $1.6 million mortgage note that encumbers one CVS property. Each mortgage note has a five-year term with an effective interest rate of 3.44%, which is fixed through the use of an interest rate hedging instrument. Each mortgage note requires monthly payments of interest with the principal due at maturity in April 2018.

As of June 30, 2013, the Company was in compliance with the debt covenants under the mortgage loan agreements.

Note 7 — Investment Securities

As of June 30, 2013, the Company has investments in redeemable preferred stock, senior notes and common stock, with an aggregate fair value of $68.1 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.

The following table details the unrealized gains and losses on investment securities as of June 30, 2013. The Company did not have any such investments as of December 31, 2012:

	June 30, 2013
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities	$69,460	$613	$(1,991)	$68,082

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Unrealized losses as of June 30, 2013 were considered temporary and therefore no impairment was recorded during the three and six months ended June 30, 2013.

The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior notes have a weighted-average maturity of 29.3 years and a weighted-average interest rate of 5.6% as of June 30, 2013.

Note 8 — Fair Value of Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.

The Company has investments in common stock, redeemable preferred stock and senior notes that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, classified these investments as Level 1 in the fair value hierarchy.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2012:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Investment securities	$68,082	$—	$—	$68,082
Interest rate swaps	$—	$41	$—	$41

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2013.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheet as of June 30, 2013 are reported below. The Company did not have any financial instruments that require such fair value disclosure as of December 31, 2012:

		Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2013	June 30, 2013
Mortgage notes payable	3	$2,124	$2,061

Note 9 — Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $15,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk. There were no derivative instruments as of December 31, 2012:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swaps	2	$2,124

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2013. There were no derivative instruments as of December 31, 2012:

(In thousands)	Balance Sheet Location	June 30, 2013
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$41

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2013. The Company had no active derivatives during the three months ended June 30, 2012 or the period from February 14, 2012 (date of inception) to June 30, 2012:

(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$37	$37
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(4)	$(4)

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2013. There were no derivative instruments as of December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2013	$41	$—	$41	$—	$—	$41

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2013, the Company had no active derivatives in a liability position and has not posted any collateral related to these agreements or was in breach of any agreement provisions.

Note 10 — Common Stock

As of June 30, 2013, the Company had 70.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.7 billion, including proceeds from shares issued pursuant to the DRIP.

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

The following table summarizes the number of shares repurchased under the Company's Share Repurchase Program cumulatively through June 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	3,160	$25.00
Six months ended June 30, 2013 (1)	5	7,077	$24.97
Cumulative repurchase requests as of June 30, 2013	7	10,237	$25.00
_____________________

(1)
Includes five unfulfilled repurchase requests for 7,077 shares at a weighted-average repurchase price per share of $24.97, which were approved for repurchase as of June 30, 2013 and were completed in the third quarter of 2013. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 11 — Commitments and Contingencies

Contractual Lease Obligations

The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for ground lease arrangements:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2013 to December 31, 2013	$104
2014	206
2015	202
2016	190
2017	191
Thereafter	1,872
$2,765

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

Note 12 — Related Party Transactions and Arrangements

As of June 30, 2013 and December 31, 2012, the Special Limited Partner, an entity wholly owned by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. As of June 30, 2013 and December 31, 2012, the Sponsor owned 88 OP Units.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Fees Paid in Connection with the IPO

The Dealer Manager received fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received selling commissions of up to 7.0% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred during the three and six months ended June 30, 2013 and payable to the Dealer Manager as of June 30, 2013 and December 31, 2012. There were no selling commissions or dealer manager fees incurred during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012:

			Payable as of
(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	June 30, 2013	December 31, 2012
Total commissions and fees from the Dealer Manager	$7,345	$147,306	$75	$455

The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO. Effective March 1, 2013, the Company utilized transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company, or its affiliated entities, on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets during the IPO. The following table details offering costs and reimbursements incurred during the three and six months ended June 30, 2013 and payable to the Advisor and Dealer Manager as of June 30, 2013 and December 31, 2012. There were no offering costs or reimbursements incurred from the Advisor or Dealer Manager during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012:

			Payable as of
(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	June 30, 2013	December 31, 2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$247	$11,596	$—	$88

The Company was responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO were to be the Advisor's responsibility. As of the end of the IPO, offering and related costs, excluding selling commissions and dealer manager fees, were less than the 1.5% of gross proceeds received from the IPO. In aggregate, offering costs including selling commissions and dealer manager fees are the Company's responsibility up to a maximum of 11.5% of the gross proceeds received from the IPO as determined at the end of the IPO. As of the end of the IPO in April 2013, offering costs were less than 11.5% of the gross proceeds received in the IPO.

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

If the Company's Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. This financing coordination fee is capitalized to deferred costs, net on the consolidated balance sheets.

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

The calculation of the asset management fees has also been revised to pay a fee equal to: (i) 0.1875% of the cost of the Company's assets (or the lower of the cost of the Company's assets and the applicable quarterly NAV multiplied by 0.1875%, once the Company begins calculating the NAV); divided by (ii) the value of one share of common stock as of the last day of such calendar quarter (or NAV per share, once the Company begins calculating the NAV). When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of June 30, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expense in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the three and six months ended June 30, 2013, the board of directors approved the issuance of 18,989 and 25,450 Class B Units, respectively, to the Advisor in connection with this arrangement. In July 2013, the board of directors approved the issuance of 96,222 Class B Units in connection with this arrangement for asset management services performed during the three months ended June 30, 2013.

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the term of the IPO and included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive loss. The Dealer Manager and its affiliates also provide transfer agent services, as well as transaction management and other professional services. Those fees are included in general and administrative expenses on the consolidated statement of operations and comprehensive loss during the period the service was provided.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table details amounts incurred and forgiven during the three and six months ended June 30, 2013 and amounts contractually due as of June 30, 2013 and December 31, 2012 in connection with the operations related services described above. No such fees were incurred or forgiven during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013		Payable as of
(In thousands)	Incurred	Forgiven (1)	Incurred	Forgiven	June 30, 2013	December 31, 2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$11,005	$—	$13,747	$—	$50	$12
Financing coordination fees	5,656	—	5,656	—	—	—
Other expense reimbursements	—	—	—	—	—	—
Ongoing fees:
Asset management fees (2)	—	—	—	—	—	—
Property management and leasing fees	—	—	—	—	—	—
Transfer agent and other professional fees	458	—	458	—	414	—
Strategic advisory fees	—	—	920	—	—	—
Distributions on Class B Units	7	—	9	—	—	—
Total related party operation fees and reimbursements	$17,126	$—	$20,790	$—	$464	$12
_________________________________

(1)	In May 2013, the Advisor elected to reimburse the Company $0.6 million for acquisition costs incurred.

(2)
In connection with the asset management services provided by the Advisor, the Company issues and expects to issue (subject to approval by the board of directors) to the Advisor restricted performance-based Class B Units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administration services during the three and six months ended June 30, 2013 or during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees, including asset management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. The Advisor absorbed $0.2 million of general and administrative costs during the six months ended June 30, 2013. No such costs were absorbed by the Advisor during the three months ended June 30, 2013 and 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012. General and administrative expense is presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss. The Company did not have a receivable due from the Advisor on the accompanying consolidated balance sheets related to the absorbed general and administrative costs as of June 30, 2013 and December 31, 2012.

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Fees Paid in Connection with the Pending Merger

The Company entered into an agreement with an affiliate, RCS Capital, the investment banking and capital markets division of the Dealer Manager, to provide strategic and financial advisory services to assist the Company with its alternatives for a potential liquidity event. The Company has agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction. No such fees were incurred during the three and six months ended June 30, 2013 or during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012.

The Company entered into an agreement with affiliates, ARC Advisory Services, LLC and RCS Advisory Services, LLC, to provide legal support services up to the date that the Company entered into the Merger Agreement. The Company agreed to pay $0.5 million pursuant to this agreement. As of June 30, 2013, the Company has incurred an aggregate of $0.5 million of expenses pursuant to this agreement, which includes amounts for services provided as of that date, and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company entered into an agreement with affiliates Realty Capital Securities, LLC, RCS Advisory Services, LLC, and American National Stock Transfer, LLC, to provide advisory and information agent services in connection with the proposed merger and the related proxy solicitation seeking approval of such merger by the Company's stockholders. Services commenced during the third quarter of 2013. The Company has agreed to pay $0.7 million pursuant to this agreement. No such fees were incurred during the three and six months ended June 30, 2013 or during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012.

The Company entered into an agreement with affiliates, ARC Advisory Services, LLC and RCS Advisory Services, LLC, to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the potential merger closing date or one year from the effective date of the agreement of July 1, 2013. The Company has agreed to pay $2.0 million pursuant to this agreement. No such fees were incurred during the three and six months ended June 30, 2013 or during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 4.5% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2013 or during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012.

If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% annual return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such fees were incurred during the three and six months ended June 30, 2013 or during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012.

The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2013 or during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company may pay a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received an annual 6.0% cumulative, pre-tax non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such fees were incurred during the three and six months ended June 30, 2013 or during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the Company payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 13 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 14 — Share-Based Compensation

Stock Option Plan

On August 16, 2012, the board of directors approved the termination of the Company's stock option plan. Prior to such termination, the Company had authorized and reserved 0.5 million shares of common stock for issuance under the stock option plan. Such shares are no longer reserved.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor, shall not exceed (a) 6.0% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2.0% of average invested assets and 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3.0% of the contract sales price of all properties that the Company sells and (d) 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's authorized shares of common stock pursuant to the IPO and in any event will not exceed 3.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the six months ended June 30, 2013:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price
Unvested, December 31, 2012	2,667	$22.50
Granted	5,333	22.50
Vested	(533)	22.50
Unvested, June 30, 2013	7,467	$22.50

The fair value of the shares is expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 and $9,000 for the three and six months ended June 30, 2013, respectively. Compensation expense related to restricted stock was approximately $2,000 during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued. There were no such shares of common stock issued in lieu of cash during the three and six months ended June 30, 2013 or during the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 15 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2013, the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 14, 2012 (date of inception) to June 30, 2012
Net loss attributable to stockholders (in thousands)	$(20,279)	$(19)	$(23,522)	$(35)
Basic and diluted weighted-average shares outstanding	70,496,757	8,888	49,040,568	8,888
Basic and diluted net loss per share attributable to stockholders	$(0.29)	NM	$(0.48)	NM
________________________
NM - not meaningful

The following common stock equivalents as of June 30, 2013 and 2012 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

	June 30, 2013	June 30, 2012
Unvested restricted stock	7,467	—
OP Units	1,215,295	88
Class B Units	25,547	—
Total common stock equivalents	1,248,309	88

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for the following disclosures:

Merger Agreement

On July 1, 2013, the Company entered into the Merger Agreement with ARCP and certain subsidiaries of each company. The Merger Agreement provides for the merger of the Company with and into a subsidiary of ARCP. See Note 2 — Pending Merger Agreement for details.

Acquisitions

The following table presents certain information about the properties that the Company acquired from July 1, 2013 to August 13, 2013:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Portfolio as of June 30, 2013	585	$1,142,063	5,943,355
Acquisitions	575	906,423	2,509,788
Portfolio as of August 12, 2013	1,160	$2,048,486	8,453,143
_______________________________
(1) Contract purchase price, excluding acquisition related costs.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Financing Arrangements

During July 2013, the Company drew $625.0 million on the Credit Facility.

Investment Securities

During the third quarter of 2013, the Company sold all its investments in redeemable preferred stock, senior notes and common stock for a total of $67.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Trust IV, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Trust IV, Inc., a Maryland corporation, including, as required by context, American Realty Capital Operating Partnership IV, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Advisors IV, LLC (our "Advisor"), a Delaware limited liability company.

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

•
Our initial public offering of common stock (the "IPO"), which commenced on June 8, 2012 and closed on April 15, 2013, was a blind pool offering and investors may not have had the opportunity to evaluate our investments before making a purchase of our common stock, thus making an investment in our common stock more speculative.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

Overview

We were incorporated on February 14, 2012, as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On June 8, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to 60.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-180274) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 10.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

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

As of March 26, 2013, we had issued the entire 60.0 million shares of common stock registered in connection with our IPO, and as permitted, reallocated the remaining 10.0 million DRIP shares of common stock, available under the Registration Statement, to the primary offering. Concurrent with such reallocation, on March 26, 2013, we registered an additional 10.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3, as amended (File No. 333-187552). On April 15, 2013, we closed our IPO following the successful achievement of our target equity raise of $1.7 billion, including proceeds from DRIP shares of common stock reallocated to the primary offering. As of June 30, 2013, we had 70.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.7 billion, including proceeds from shares issued pursuant to the DRIP. As of June 30, 2013, the aggregate value of all common stock outstanding was $1.8 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant the DRIP).

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate on single-tenant net leased properties. We purchased our first property and commenced active operations in September 2012. As of June 30, 2013, we owned 585 properties with an aggregate purchase price of $1.1 billion, comprised of 5.9 million rentable square feet which were 100.0% leased.

Substantially all of our business is conducted through the OP. We have no employees. We have retained our Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties IV, LLC (the "Property Manager") serves as our property manager. The Dealer Manager served as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned subsidiaries of, and the Dealer Manager is under common ownership with, our sponsor, AR Capital, LLC (the "Sponsor"), as a result of which they are related parties and each of which has received or may receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of our assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages.

GE Capital Portfolio Acquisition

On June 2, 2013, we entered into a purchase and sale agreement to acquire a real estate portfolio from certain affiliates of GE Capital Corp. (the "GE Capital Portfolio"). On June 27, 2013, we acquired a portion of the GE Capital Portfolio representing 377 properties with an aggregate purchase price of $528.2 million, exclusive of closing costs. The 377 properties, comprised of 1.4 million rentable square feet, contain 371 properties subject to property operating leases, which are accounted for on the straight-line basis of accounting, and six properties subject to direct financing leases, accounted for as a receivable at a discount to the remaining lease payments, with income recorded utilizing the effective interest method. In addition, we have recorded the fair value of the expected residual value of the properties for properties under direct financing leases, which will be periodically reevaluated. On July 31, 2013, we acquired an additional 536 GE Capital Portfolio properties with an aggregate purchase price of $821.7 million, exclusive of closing costs. The 536 properties, comprised of 1.8 million rentable square feet, contain 530 properties subject to property operating leases and six properties subject to direct financing leases. The acquisition of the remaining properties in the GE Capital Portfolio are expected to close during the third quarter of 2013.

Pending Merger Agreement

On July 1, 2013, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with American Realty Capital Properties, Inc., a Maryland corporation ("ARCP"), and certain subsidiaries of each company. The Merger Agreement provides for the merger of our Company with and into a subsidiary of ARCP (the "Merger").

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive (i) $30.00 in cash, but in no event will the aggregate consideration paid in cash be paid on more than 25% of the shares of our common stock issued and outstanding as of immediately prior to the closing of the Merger or, in ARCP's discretion, (ii) either (A) a number of shares of ARCP's common stock equal to the Exchange Ratio (as defined below) or (B) only if the Market Price (as defined below) is less than $14.94, 2.05 shares of ARCP's common stock and an amount in cash equal to the product obtained by multiplying the excess of the Exchange Ratio over 2.05 by the Market Price. The "Exchange Ratio" means (1) if the volume weighted-average closing sale price of a share of ARCP's common stock over the five consecutive trading days on the NASDAQ Global Select Market ending on the trading day immediately prior to the closing date of the Merger, as reported in The Wall Street Journal (the "Market Price"), is equal to or greater than $14.94, then 2.05, and (2) if the Market Price is less than $14.94, then the quotient (rounded to the nearest one-hundredth) obtained by dividing $30.62 by the Market Price. If the aggregate elections for payment in cash exceed 25% of the number of shares of our common stock issued and outstanding as of immediately prior to the closing of the Merger, then the amount of cash consideration paid on cash elections will be reduced on a pro rata basis with the remaining consideration paid in ARCP's common stock and cash, if applicable. In addition, each of our outstanding OP Units will be converted into the right to receive a number of units of limited partner interests in ARC Properties Operating Partnership, L.P. ("ARCP OP Units") equal to the Exchange Ratio. In addition, all of our unvested restricted common stock outstanding on the date of the Merger will become fully vested and will be exchanged for shares of ARCP's common stock based on the Exchange Ratio.

In connection with the Merger, our Advisor has agreed to waive a portion of the real estate commissions otherwise payable upon the sale of properties in an amount equal to the lesser of (i) 2.0% of the sales price of the properties and (ii) one-half of the competitive real estate commissions if a third party broker is also involved. Our Advisor and us agreed that our Advisor will be entitled to a reduced real estate commission of $8.4 million.

Our Advisor will be entitled to subordinated distributions equal to 15.0% of all distributions of net sales proceeds after return our stockholders and the OP's limited partners of net sales proceeds equal to their initial capital contributions plus distributions of net sales proceeds and operating income equal to a 6.0% return on their capital contributions in an amount estimated to be equal to approximately $65.2 million, assuming an implied price of our common stock of $30.47 per share in the Merger (which assumes that 75% of our common stock is exchanged for shares of ARCP's common stock, based on a per share price of $30.62 (representing the floor for stock consideration) and 25% of our common stock is exchanged for cash). Such subordinated distributions of net sales proceeds will be payable in the form of OP Units that will automatically convert into ARCP OP Units upon consummation of the Merger and will be subject to a minimum one-year holding period before being exchangeable into ARCP's common stock. The actual amount of consideration to be paid for subordinated distributions of net sales proceeds will be based, in part, on the market price of ARCP's common stock on the date of the Merger and will not be known until the Merger Agreement date.

The Merger is expected to close in the third or fourth quarter of 2013. However, as of the filing of this Quarterly Report on Form 10-Q, the consummation of the Merger has not yet occurred and, although we believe that the completion of the Merger is probable, the closing of the Merger is subject to a vote by common stockholders of both ARCP and the Company and other customary conditions, and therefore there can be no assurance that the Merger will be consummated. Accordingly, we cannot assure that the Merger will be completed based on the terms of the Merger or at all.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and dealer manager fees) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO. As of the end of the IPO in April 2013, offering costs were less than 11.5% of the gross proceeds received in the IPO.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately less than one year to 28 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Properties

As of June 30, 2013, we owned 585 properties with an aggregate purchase price of $1.1 billion, comprised of 5.9 million rentable square feet which were 100.0% leased. We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. We owned the following properties as of June 30, 2013:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General I	Sep. 2012	1	9,026	14.3	$1,125
FedEx I	Oct. & Dec. 2012	3	73,828	9.0	8,887
CVS I	Oct. 2012	1	10,125	11.6	3,125
Dollar General II	Nov. 2012	3	27,226	14.4	3,324
Mattress Firm I	Dec. 2012	1	4,500	11.4	2,667
Citizens Bank I	Dec. 2012	29	140,502	9.7	44,804
Family Dollar I	Dec. 2012	2	16,000	9.3	1,538
Dollar General III	Dec. 2012	1	9,100	14.4	1,047
Dollar General IV	Dec. 2012	5	48,536	14.2	6,153
Family Dollar II	Dec. 2012	1	8,000	9.0	1,013
Family Dollar III	Dec. 2012	1	8,320	9.8	737
Mattress Firm II	Dec. 2012	1	5,057	10.8	2,358
2012 Acquisitions		49	360,220	10.4	$76,778
Dollar General V	Jan. 2013	2	18,429	14.4	2,221
Citizens Bank I	Jan., Feb. & Apr. 2013	3	19,477	9.2	5,453
Rubbermaid I	Jan. 2013	1	811,200	9.5	34,882
Mattress Firm III	Feb. 2013	1	4,500	11.5	1,800
Mattress Firm IV	Feb. 2013	1	14,954	11.6	2,644
Dollar General VI	Feb. 2013	6	54,416	14.7	6,829
Dollar General VII	Feb., Mar., Apr. & May 2013	8	72,668	14.8	9,491
Stripes G&C I	Feb. 2013	4	25,708	16.5	12,000
Dollar General VIII	Feb. 2013	6	54,628	14.3	6,998
Tractor Supply I	Feb. 2013	1	21,680	11.0	5,500
Dollar General IX	Mar. 2013	1	20,707	14.7	3,008
Dollar General X	Mar. 2013	1	9,026	14.7	1,383
Mattress Firm V	Mar. 2013	1	4,000	11.8	1,877
FedEx I	Mar. 2013	1	27,392	9.2	3,365
Sun Trust Bank	Mar., Apr. & May 2013	58	312,535	4.5	109,626
Family Dollar IV	Mar. 2013	1	8,000	9.8	957
Dollar General XI	Mar. 2013	1	12,406	13.7	1,665
DaVita I	Mar. 2013	2	11,110	10.8	2,199
Mattress Firm VI	Mar. & May 2013	2	9,792	11.0	4,690
Mattress Firm VII	Mar. & Apr. 2013	2	10,000	11.9	4,475
FedEx II	Apr. 2013	1	35,590	9.8	2,355
Krystal I	Apr. & Jun 2013	13	28,708	16.2	15,168
CVS II	Apr. 2013	1	8,625	12.6	1,300
Advance Auto I	Apr. 2013	1	6,895	14.8	1,631
Winn Dixie	Apr. 2013	1	1,214,572	19.9	99,768
Mattress Firm VIII	Apr. 2013	1	4,200	11.3	1,815
Family Dollar V	Apr. 2013	1	8,000	9.8	1,064
Family Dollar VI	Apr. May & Jun. 2013	4	41,160	10.0	3,419
Mattress Firm IX	May 2013	1	6,500	14.6	1,700
Rolls-Royce Corporation	May 2013	1	404,763	9.5	79,142
Monroe Muffler I	May 2013	1	7,830	12.2	1,602
Mattress Firm X	May 2013	1	4,940	11.9	1,825

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
CVS III	May 2013	1	10,800	17.6	3,104
Talbot's	May 2013	1	555,695	19.9	36,743
DaVita II	May & Jun. 2013	3	19,543	15.0	4,593
Arby's I	May 2013	1	3,431	11.5	1,077
Dollar General XII	May 2013	5	45,352	14.3	5,484
CVS IV	May 2013	1	10,880	10.6	4,550
BSFS I	May 2013	1	7,609	10.5	2,902
Dollar General XIII	May & Jun. 2013	1	9,100	12.8	1,226
Lowe's I	Jun. 2013	1	138,134	12.6	12,406
Mattress Firm XI	Jun. 2013	1	5,041	11.8	2,226
Dollar General XIV	Jun. 2013	2	18,237	14.9	2,096
GE Capital Portfolio I	Jun. 2013	377	1,362,791	10.7	528,174
Fresenius I	Jun. 2013	10	97,203	10.8	25,552
Kum & Go I	Jun. 2013	1	4,908	20.0	3,300
2013 Acquisitions		536	5,583,135	11.8	$1,065,285
Portfolio as of June 30, 2013		585	5,943,355	11.7	$1,142,063
_____________________

(1)
Remaining lease term as of June 30, 2013, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Contract purchase price, excluding acquisition related costs.

Results of Operations

We were incorporated on February 14, 2012 and commenced active operations on September 28, 2012 with the purchase of our first property. As of June 30, 2013, we owned 585 properties with an aggregate purchase price of $1.1 billion, comprised of 5.9 million rentable square feet which were 100.0% leased. As of June 30, 2012, we did not own any properties. Accordingly, our results of operations for the three and six months ended June 30, 2013 as compared to the three months ended June 30, 2012 and the period from February 14, 2012 (date of inception) to June 30, 2012 reflect significant increases in most categories.

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Rental Income

Rental income was $9.5 million for the three months ended June 30, 2013. Rental income was driven by our acquisition and operation of 579 properties subject to property operating leases with an aggregate purchase price of $1.1 billion, comprised of 5.9 million rentable square feet which were 100.0% leased as of June 30, 2013. We did not own any properties and, therefore, had no rental income during the three months ended June 30, 2012.

Operating Expense Reimbursements

Operating expense reimbursements were $0.5 million for the three months ended June 30, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and, therefore, had no operating expense reimbursements for the three months ended June 30, 2012.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2013 were $0.6 million. These costs primarily related to the costs associated with maintaining our properties including real estate taxes, utilities and repairs and maintenance. We did not own any properties and therefore, had no property operating expenses for the three months ended June 30, 2012.

Merger and Other Transaction Related Costs

Merger and other transaction related costs for the three months ended June 30, 2013 were $1.7 million. These costs related to the pending Merger with ARCP.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the three months ended June 30, 2013 were $22.1 million. These expenses related to legal and other closing costs associated with our purchase of 472 properties, consisting of 466 properties subject to property operating leases and six properties subject to direct financing leases with an aggregate base purchase price of $916.0 million during the three months ended June 30, 2013. We did not purchase any properties, and therefore, had no acquisition and transaction related costs, during the three months ended June 30, 2012.

Operating Fees to Affiliates

In connection with the asset management services provided by the Advisor, we issue and expect to issue (subject to periodic approval by our board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which will be forfeited unless certain conditions are met. In May 2013, our board of directors approved the issuance of 18,989 Class B Units for asset management fee services performed during the three months ended March 31, 2013. In July 2013, our board of directors approved the issuance of 96,222 Class B Units for asset management services performed during the three months ended June 30, 2013. We did not own any properties and therefore, had no operating fees to affiliates for the three months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses increased $1.2 million to $1.2 million for the three months ended June 30, 2013, as compared to approximately $19,000 for the three months ended June 30, 2012. General and administrative expenses for three months ended June 30, 2013 increased primarily due to higher professional fees, directors and officers insurance costs and board member compensation to support our current real estate portfolio. General and administrative expenses for the three months ended June 30, 2012 included professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2013 of $5.9 million related to the properties acquired since we commenced active operations during September 2012. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. We did not own any properties, and therefore, had no depreciation or amortization expense for the three months ended June 30, 2012.

Interest Expense

Interest expense for the three months ended June 30, 2013 of $0.2 million related primarily to the amortization of deferred financing costs associated with our senior secured credit facility and mortgage notes payable, unused fees incurred on our senior secured credit facility and interest incurred on our mortgage notes payable. We did not have any debt financing, and therefore, had no interest expense for the three months ended June 30, 2012.

Income from Investments

Income from investments for the three months ended June 30, 2013 of $1.1 million related to income earned on our investments in redeemable preferred stock, common stock and senior notes. We did not own any investment securities, and therefore, had no income from investments for the three months ended June 30, 2012.

Other Income

Other income of $0.3 million for the three months ended June 30, 2013 related to interest earned on our cash and cash equivalents, which was $261.5 million as of June 30, 2013. We had no other income during the three months ended June 30, 2012.

Comparison of Six Months Ended June 30, 2013 to Period from February 14, 2012 (date of inception) to June 30, 2012

Rental Income

Rental income was $12.0 million for the six months ended June 30, 2013. Rental income was driven by our acquisition and operation of 579 properties subject to property operating leases with an aggregate purchase price of $1.1 billion, comprised of 5.9 million rentable square feet which were 100.0% leased as of June 30, 2013. We did not own any properties and, therefore, had no rental income during the period from February 14, 2012 (date of inception) to June 30, 2012.

Operating Expense Reimbursements

Operating expense reimbursements were $0.6 million for the six months ended June 30, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and, therefore, had no operating expense reimbursements for the period from February 14, 2012 (date of inception) to June 30, 2012.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2013 were $0.8 million. These costs primarily related to the costs associated with maintaining our properties including real estate taxes, utilities and repairs and maintenance. We did not own any properties and therefore, had no property operating expense for the period from February 14, 2012 (date of inception) to June 30, 2012.

Merger and Other Transaction Related Costs

Merger and other transaction related costs for the six months ended June 30, 2013 were $1.7 million. These costs related to the pending Merger with ARCP.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the six months ended June 30, 2013 were $26.9 million. These expenses related to legal and other closing costs associated with our purchase of 536 properties, consisting of 530 properties subject to property operating leases and six properties subject to direct financing leases with an aggregate base purchase price of $1.1 billion during the six months ended June 30, 2013. We did not purchase any properties, and therefore, had no acquisition and transaction related costs, during the period from February 14, 2012 (date of inception) to June 30, 2012.

Operating Fees to Affiliates

In connection with the asset management services provided by the Advisor, we issue and expect to issue (subject to periodic approval by our board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which will be forfeited unless certain conditions are met. During the six months ended June 30, 2013, our board of directors approved the issuance of 18,989 and 6,461 Class B Units for asset management fee services performed during the three months ended March 31, 2013 and December 31, 2012, respectively. In July 2013, our board of directors approved the issuance of 96,222 Class B Units for asset management services performed during the three months ended June 30, 2013. We did not own any properties and therefore, had no operating fees to affiliates for the period from February 14, 2012 (date of inception) to June 30, 2012.

General and Administrative Expenses

General and administrative expenses increased $1.4 million to $1.4 million for the six months ended June 30, 2013, as compared to approximately $35,000 for the period from February 14, 2012 (date of inception) to June 30, 2012. General and administrative expenses for six months ended June 30, 2013 increased primarily due to higher professional fees, directors and officers insurance costs and board member compensation to support our current real estate portfolio. This increase was partially offset by absorption of $0.2 million of general and administrative costs by the Advisor during the six months ended June 30, 2013. General and administrative expenses for the period from February 14, 2012 (date of inception) to June 30, 2012 included professional fees. No general and administrative costs were absorbed by the Advisor during the period from February 14, 2012 (date of inception) to June 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2013 of $7.6 million, related to the properties acquired since we commenced active operations during September 2012. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. We did not own any properties, and therefore, had no depreciation or amortization expense for the period from February 14, 2012 (date of inception) to June 30, 2012.

Interest Expense

Interest expense for the six months ended June 30, 2013 of $0.2 million related primarily to the amortization of deferred financing costs associated with our senior secured credit facility and mortgage notes payable, unused fees incurred on our senior secured credit facility and interest incurred on our mortgage notes payable. We did not have any debt financing, and therefore, had no interest expense for the period from February 14, 2012 (date of inception) to June 30, 2012.

Income from Investments

Income from investments for the six months ended June 30, 2013 of $1.8 million related to income earned on our investments in redeemable preferred stock, senior notes and common stock. We did not own any investment securities, and therefore, had no income from investments for the period from February 14, 2012 (date of inception) to June 30, 2012.

Other Income

Other income of $0.4 million for the six months ended June 30, 2013 related to interest earned on our cash and cash equivalents, which was $261.5 million as of June 30, 2013. We had no other income during the period from February 14, 2012 (date of inception) to June 30, 2012.

Cash Flows for the Six Months Ended June 30, 2013

During the six months ended June 30, 2013, we had cash flows used in operating activities of $12.9 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2013 include $26.9 million of acquisition costs. Cash flows during the six months ended June 30, 2013 included a net loss adjusted for non-cash items of $16.0 million (net loss of $23.7 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation, of $7.7 million) and cash outflows of $3.5 million, which represented an increase in prepaid and other assets, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance, accrued income for real estate tax reimbursements and accrued dividend income on our investment securities. These cash outflows were partially offset by an increase of $4.9 million in accounts payable and accrued expenses and an increase of $1.7 million in deferred rent and other liabilities.

The net cash used in investing activities during the six months ended June 30, 2013 of $1.2 billion related to the acquisition of 530 properties subject to property operating leases with an aggregate base purchase price of $1.1 billion, purchase of investment securities of $69.5 million, deposits for real estate acquisitions of $46.4 million and six investments in direct financing leases of $8.9 million.

Net cash provided by financing activities of $1.3 billion during the six months ended June 30, 2013 consisted of proceeds from the issuances of common stock of $1.5 billion, contributions from non-controlling interest holders of $29.0 million and proceeds from mortgage notes payable of $2.1 million. These cash flows were partially offset by $161.3 million of payments related to offering costs, distribution payments of $15.9 million, payments of deferred financing costs of $15.2 million, and payments to affiliates, net of $0.4 million.

Cash Flows for the Period from February 14, 2012 (date of inception) to June 30, 2012

During the period from February 14, 2012 (date of inception) to June 30, 2012, we had a net loss adjusted for non-cash items of approximately $33,000 (net loss of approximately $35,000 offset by share based compensation of approximately $2,000). This cash outflow offset the increase of approximately $33,000 in accounts payable and accrued expenses related to professional fees.

During the period from February 14, 2012 (date of inception) to June 30, 2012, we received proceeds from the sale of common stock of $0.2 million and advances from affiliates of $0.2 million to fund the payment of third party offering costs. These cash inflows were partially offset by $0.4 million of payments related to offering costs.

Liquidity and Capital Resources

In September 2012, we raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. On April 15, 2013, we closed our IPO following the successful achievement of our target equity raise of $1.7 billion, including proceeds from DRIP shares of common stock, available under the Registration Statement, reallocated to the primary offering. We expect to continue to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of June 30, 2013, we had 70.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.7 billion, including proceeds from shares issued pursuant to the DRIP. We purchased our first property and commenced active operations in September 2012. As of June 30, 2013, we owned 585 properties with an aggregate purchase price of $1.1 billion.

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

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, (the "NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2013, we had $2.1 million of mortgage notes payable outstanding.

On June 18, 2013, we entered into a $750.0 million senior secured credit facility (the "Credit Facility"). The Credit Facility contains a $300.0 million term loan facility which has a term of four years and a $450.0 million revolving credit facility which has a term of five years. The Credit Facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the Credit Facility up to $1.5 billion. As of June 30, 2013, we had no outstanding borrowing under the Credit Facility.

Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.

The following table summarizes the number of shares repurchased under the SRP cumulatively through June 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	3,160	$25.00
Six Months Ended June 30, 2013 (1)	5	7,077	24.97
Cumulative repurchase requests as of June 30, 2013	7	10,237	$25.00
_____________________

(1)
Includes five unfulfilled repurchase requests for 7,077 shares at a weighted-average repurchase price per share of $24.97, which were approved for repurchase as of June 30, 2013 and were completed in the third quarter of 2013. This liability is included in accounts payable and accrued expenses on the our consolidated balance sheets.

As of June 30, 2013, we had cash and cash equivalents of $261.5 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principles generally accepted in the United States ("GAAP").

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented. Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2013	June 30, 2013	June 30, 2013
Net loss attributable to stockholders (in accordance with GAAP)	$(3,243)	$(20,279)	$(23,522)
Merger and other transaction costs	—	1,713	1,713
Depreciation and amortization	1,644	5,919	7,563
FFO	(1,599)	(12,647)	(14,246)
Acquisition fees and expenses (1)	4,745	21,975	26,720
Amortization of above market lease assets (2)	5	5	10
Straight-line rent (3)	(139)	(1,454)	(1,593)
MFFO	$3,012	$7,879	$10,891
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

During the six months ended June 30, 2013, distributions paid to common stockholders totaled $31.6 million, inclusive of $15.7 million of distributions for which common stock was issued under the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended				Six Months Ended
	March 31, 2013		June 30, 2013		June 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$3,185		$12,688		$15,873
Distributions reinvested	2,603		13,121		15,724
Total distributions	$5,788		$25,809		$31,597

Source of distribution coverage:
Cash flows used in operations (1)	$—	—%	$—	—%	$—	—%
Proceeds from issuance of common stock	3,185	55.0%	12,688	49.2%	15,873	50.2%
Common stock issued under the DRIP / offering proceeds	2,603	45.0%	13,121	50.8%	15,724	49.8%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$5,788	100.0%	$25,809	100.0%	$31,597	100.0%

Cash flows used in operations (GAAP basis) (1)	$(1,377)		$(11,488)		$(12,865)
Net loss attributable to stockholders (in accordance with GAAP)	$(3,243)		$(20,279)		$(23,522)
___________________
(1) Cash flows used in operations for the three months ended March 31, 2013 and June 30, 2013 and the six months ended June 30, 2013 include acquisition and transaction related expenses of $4.7 million, $22.2 million and $26.9 million, respectively.

The following table compares cumulative distributions paid to cumulative net loss attributable to stockholders (in accordance with GAAP) for the period from February 14, 2012 (date of inception) to June 30, 2013:

(In thousands)	Period from February 14, 2012 (date of inception) to June 30, 2013
Distributions paid:
Common stockholders in cash	$16,323
Common stockholders pursuant to DRIP/offering proceeds	16,076
Total distributions paid	$32,399

Reconciliation of net loss attributable to stockholders:
Revenues	$13,096
Merger and other transaction related	(1,713)
Acquisition and transaction related	(29,199)
Depreciation and amortization	(7,893)
Other operating expenses	(2,516)
Other non-operating income	2,011
Net loss (income) attributable to non-controlling interests	155
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(26,059)
_____________________
(1) Net loss attributable to stockholders as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations require interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2013, we were in compliance with the debt covenants under our loan agreements.

As of June 30, 2013, we had non-recourse mortgage indebtedness of $2.1 million which was collateralized by two properties. Our mortgage indebtedness bore interest at weighted-average rate of 3.44% per annum and had a weighted-average maturity of five years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

As of June 30, 2013, there was a $300.0 million term loan facility and a $450.0 million revolving credit facility available to us under the Credit Facility for potential future borrowings totaling $750.0 million. The Credit Facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the Credit Facility up to $1.5 billion. As of June 30, 2013, there were no outstanding borrowings under the Credit Facility.

Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our Credit Facility, as an efficient and accretive means of acquiring real estate. As of June 30, 2013, our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) approximated 0.2%.

Contractual Obligations

Debt Obligations

The following is a summary of our contractual debt obligations as of June 30, 2013:

		July 1, 2013 to December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014-2015	2016-2017	Thereafter
Principal payments due:
Mortgage notes payable	$2,124	$—	$—	$—	$2,124
Interest payments due:
Mortgage notes payable	$349	$37	$146	$146	$20
Senior secured credit facility	8,307	958	3,802	3,195	352
	$8,656	$995	$3,948	$3,341	$372

Lease Obligations

The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for ground lease arrangements:

		July 1, 2013 to December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014-2015	2016-2017	Thereafter
Lease rental payments due:	$2,765	$104	$408	$381	$1,872

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales and maintenance of common stock under our IPO, asset and property management services and reimbursement of operating and offering related costs. See Note 12 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Off-Balance Sheet Arrangements

On June 18, 2013, we entered into the $750.0 million Credit Facility. The Credit Facility contains a $300.0 million term loan facility which has a term of four years and a $450.0 million revolving credit facility which has a term of five years. The Credit Facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the Credit Facility up to $1.5 billion. As of June 30, 2013, we had no outstanding borrowing under the Credit Facility, resulting in an unused borrowing capacity available of $750.0 million based on the assets assigned to the Credit Facility as of June 30, 2013.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our interest rate risk management objectives with respect to our long-term debt are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus are not exposed to foreign currency fluctuations.

As of June 30, 2013, our debt included fixed-rate secured mortgage financings, including debt fixed through the use of interest rate derivative instruments, with a carrying value and fair value of $2.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.1 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of June 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

For the six months ended June 30, 2013, our cash flows used in operations of $12.9 million represented a 100% shortfall of the $31.6 million of distributions paid during such period, and such shortfall was paid from proceeds from common stock issued in our IPO and pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

On June 12, 2013, we, the OP and unaffiliated third parties entered into contribution agreements pursuant to which the OP issued, in the aggregate, 1.2 million OP Units in exchange for an aggregate cash contribution of $29.0 million by such unaffiliated third parties to the OP.

Pursuant to exchange rights agreements, each dated as of June 12, 2013, by and among us, the OP and the unaffiliated third parties, the unaffiliated third parties will have the right, exercisable (i) on or after June 12, 2014 or (ii) upon the liquidation of the OP or the sale of all or substantially all of the assets of the OP, to exchange the OP Units for cash in an amount equal to the value of one share of common stock per OP Unit, subject to certain adjustments. Upon the exercise of such right, we may elect to satisfy our exchange right obligation with common stock instead of cash, subject to the satisfaction of certain conditions, by issuing one share of common stock for each OP Unit, subject to certain adjustments. The redemption amount per OP Unit will be based on the market price of our common stock at the time of redemption.

The OP Units issued to the unaffiliated third parties have been and will be offered and issued without registration under the Securities Act pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act and/or the Regulation D safe harbor promulgated thereunder.

On June 8, 2012, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.5 billion of common stock, consisting of up to 60.0 million shares, pursuant to the Registration Statement on Form S-11 (File No. 333-180274) filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covered up to 10.0 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

As of March 26, 2013, we had issued the entire 60.0 million shares of common stock registered in connection with our IPO, and as permitted, reallocated the remaining 10.0 million DRIP shares of common stock, available under the Registration Statement, to the primary offering. Concurrent with such reallocation, on March 26, 2013, we registered an additional 10.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3, as amended (File No. 333-187552). On April 15, 2013, we closed our IPO following the successful achievement of our target equity raise of $1.7 billion, including proceeds from DRIP shares of common stock reallocated to the primary offering. On July 1, 2013, the board of directors voted to suspend the Company’s DRIP, in accordance with the terms of the DRIP. As of June 30, 2013, we have issued 70.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.7 billion, including proceeds from shares issued pursuant to the DRIP, and net of repurchases.

The following table reflects the offering costs associated with the issuance of common stock:

(In thousands)	Six Months Ended June 30, 2013
Selling commissions and dealer manager fees	$147,306
Other offering costs	13,178
Total offering costs	$160,484

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Six Months Ended June 30, 2013
Total commissions paid to the Dealer Manager	$147,306
Less:
Commissions to participating brokers	(88,125)
Reallowance to participating broker-dealers	(14,793)
Net to the Dealer Manager	$44,388

Cumulative offering costs, excluding commissions and dealer manager fees, included $22.5 million from our Advisor and Dealer Manager. We were responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO were to be our Advisor's responsibility. As of the end of the IPO, offering and related costs, excluding selling commissions and dealer manager fees, did not exceed 1.5% of gross proceeds received from the IPO. In aggregate, offering costs including selling commissions and dealer manager fees are our responsibility up to a maximum of 11.5% of the gross proceeds received from the IPO as determined at the end of the IPO. As of the end of the IPO in April 2013, offering costs were less than 11.5% of the gross proceeds received in the IPO.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2013, we have used the net proceeds from our IPO to purchase 585 properties with an aggregate purchase price of $1.1 billion.

Share Repurchase Program

Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.

The following table summarizes the number of shares repurchased under the SRP cumulatively through June 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	3,160	$25.00
Six Months Ended June 30, 2013 (1)	5	7,077	24.97
Cumulative repurchase requests as of June 30, 2013	7	10,237	$25.00
_____________________

(1)
Includes five unfulfilled repurchase requests for 7,077 shares at a weighted-average repurchase price per share of $24.97, which were approved for repurchase as of June 30, 2013 and were completed in the third quarter of 2013. This liability is included in accounts payable and accrued expenses on our consolidated balance sheets.

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 14, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.18 *
Credit Agreement, dated as of June 18, 2013, by and among American Realty Capital Operating Partnership IV, L.P., American Realty Capital Trust IV, Inc., Regions Bank, JPMorgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association and RBS Citizens, N.A., and the other agents and lenders party thereto

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust IV, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith.