Form 10-Q
period 2013-09-30
American Realty Capital Trust IV, Inc.
filed 2013-11-14
CIK 1545208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 000-54947
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

As of October 31, 2013, the registrant had 71,106,749 shares of common stock outstanding.

AMERICAN REALTY CAPITAL TRUST IV, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2013 and 2012, the Nine Months Ended September 30, 2013 and the Period from February 14, 2012 (date of inception) to September 30, 2012 (Unaudited)	4
Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2013 (Unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and for the Period from February 14, 2012 (date of inception) to September 30, 2012 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

PART II - OTHER INFORMATION	58

Item 1. Legal Proceedings	58

Item 1A. Risk Factors	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3. Defaults Upon Senior Securities	60

Item 4. Mine Safety Disclosures	60

Item 5. Other Information	60

Item 6. Exhibits	60

Signatures	61

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$494,330	$13,365
Buildings, fixtures and improvements	1,429,122	54,483
Acquired intangible lease assets	221,663	8,930
Total real estate investments, at cost	2,145,115	76,778
Less: accumulated depreciation and amortization	(30,941)	(305)
Total real estate investments, net	2,114,174	76,473
Cash and cash equivalents	37,745	135,702
Derivatives, at fair value	28	—
Investments in direct financing leases, net	17,954	—
Prepaid expenses and other assets	15,111	295
Receivable for issuances of common stock	—	4,273
Deferred costs, net	14,311	—
Total assets	$2,199,323	$216,743

LIABILITIES AND EQUITY
Mortgage notes payable	$2,124	$—
Senior secured credit facility	710,000	—
Accounts payable and accrued expenses	11,546	1,516
Deferred rent and other liabilities	2,901	58
Distributions payable	9,810	1,159
Total liabilities	736,381	2,733
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 71,105,517 and 10,378,736 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	711	104
Additional paid-in capital	1,555,612	218,404
Accumulated other comprehensive income	28	—
Accumulated deficit	(121,392)	(4,498)
Total stockholders' equity	1,434,959	214,010
Non-controlling interests	27,983	—
Total equity	1,462,942	214,010
Total liabilities and equity	$2,199,323	$216,743

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 14, 2012 (date of inception) to September 30, 2012
Revenues:
Rental income	$33,054	$1	$45,102	$1
Direct financing lease income	224	—	224	—
Operating expense reimbursements	1,093	—	1,727	—
Total revenues	34,371	1	47,053	1

Operating expenses:
Property operating	1,341	—	2,107	—
Merger and other transaction related	2,122	—	3,835	—
Acquisition and transaction related	25,713	55	52,603	55
General and administrative	822	64	2,214	99
Depreciation and amortization	23,030	—	30,620	—
Total operating expenses	53,028	119	91,379	154
Operating loss	(18,657)	(118)	(44,326)	(153)
Other income (expense):
Interest expense	(3,054)	—	(3,240)	—
Income from investments	39	—	1,798	—
Other income, net	44	—	463	—
Loss on sale of investment securities	(2,246)	—	(2,246)	—
Total other income	(5,217)	—	(3,225)	—
Net loss	(23,874)	(118)	(47,551)	(153)
Net loss attributable to non-controlling interests	260	—	415	—
Net loss attributable to stockholders	$(23,614)	$(118)	$(47,136)	$(153)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	(13)	—	28	—
Comprehensive loss attributable to stockholders	$(23,627)	$(118)	$(47,108)	$(153)

Basic and diluted weighted-average shares outstanding	71,099,644	48,285	56,474,396	27,381
Basic and diluted net loss per share attributable to stockholders	$(0.33)	$(2.44)	$(0.83)	$(5.59)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2012	10,378,736	$104	$218,404	$—	$(4,498)	$214,010	$—	$214,010
Issuances of common stock	59,861,131	598	1,477,227	—	—	1,477,825	—	1,477,825
Common stock offering costs, commissions and dealer manager fees	—	—	(160,463)	—	—	(160,463)	—	(160,463)
Common stock issued through distribution reinvestment plan	870,399	9	20,664	—	—	20,673	—	20,673
Common stock repurchases	(9,549)	—	(238)	—	—	(238)		(238)
Share-based compensation	4,800	—	18	—	—	18	—	18
Distributions declared	—	—	—	—	(69,758)	(69,758)	—	(69,758)
Contributions from non-controlling interest holders	—	—	—	—	—	—	29,008	29,008
Distributions to non-controlling interest holders	—	—	—	—	—	—	(610)	(610)
Net loss	—	—	—	—	(47,136)	(47,136)	(415)	(47,551)
Other comprehensive income	—	—	—	28	—	28	—	28
Balance, September 30, 2013	71,105,517	$711	$1,555,612	$28	$(121,392)	$1,434,959	$27,983	$1,462,942

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST IV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2013	Period from February 14, 2012 (date of inception) to September 30, 2012
Cash flows from operating activities:
Net loss	$(47,551)	$(153)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	24,798	—
Amortization of intangible lease assets	5,822	—
Amortization of deferred financing costs	865	—
Amortization of above-market lease assets	16	—
Share-based compensation	18	4
Loss on sale of investments	2,246	—
Changes in assets and liabilities:
Investment in direct financing leases	46	—
Prepaid expenses and other assets	(8,432)	(54)
Due from affiliate	(4,105)	—
Accounts payable and accrued expenses	11,251	9
Deferred rent and other liabilities	2,843	—
Net cash used in operating activities	(12,183)	(194)
Cash flows from investing activities:
Investments in real estate and other assets	(2,068,337)	(1,125)
Investments in direct financing leases	(18,000)	—
Deposits for real estate acquisitions	(2,279)	—
Payments for purchase of investment securities	(69,460)	—
Proceeds from sale of investment securities	67,214	—
Net cash used in investing activities	(2,090,862)	(1,125)
Cash flows from financing activities:
Proceeds from mortgage notes payable	2,124	—
Proceeds from senior secured credit facility	710,000	—
Payments of deferred financing costs	(15,176)	—
Common stock repurchases	(177)	—
Proceeds from issuances of common stock	1,482,098	8,041
Payments of offering costs and fees related to stock issuances	(161,369)	(1,049)
Distributions paid	(40,599)	—
(Payments to) advances from affiliates, net	(376)	376
Contributions from non-controlling interests holders	29,008	—
Distributions to non-controlling interests holders	(445)	—
Net cash provided by financing activities	2,005,088	7,368
Net change in cash and cash equivalents	(97,957)	6,049
Cash and cash equivalents, beginning of period	135,702	—
Cash and cash equivalents, end of period	$37,745	$6,049

Supplemental Disclosures:
Cash paid for interest	$2,306	$—
Cash paid for taxes	271	—

Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$20,673	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Until the first quarter following the Company's acquisition of at least $1.2 billion in total portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees), and shares issued pursuant to the DRIP will initially be equal to $23.75 per share, which is 95.0% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to the Company's net asset value ("NAV") per share plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.

In light of the Company’s entry into the Agreement and Plan of Merger with American Realty Capital Properties, Inc., a Maryland corporation ("ARCP"), and ARCP’s offered per share consideration (as described below in Note 2 — Pending Merger Agreement), the Company has determined that calculation of NAV has been unnecessary to date. The Company did not calculate NAV or use a consultant for real estate valuation purposes for the quarter ended September 30, 2013. In the event the merger of the Company and ARCP does not occur, the Company expects to commence the process to begin calculating NAV.

As of March 26, 2013, the Company had issued the entire 60.0 million shares of common stock registered in connection with its IPO, and as permitted, reallocated the remaining 10.0 million DRIP shares of common stock, available under the Registration Statement, to the primary offering. Concurrent with such reallocation, on March 26, 2013, the Company registered an additional 10.0 million shares to be issued under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3, as amended (File No. 333-187552). On April 15, 2013, the Company closed its IPO following the successful achievement of its target equity raise of $1.7 billion, including proceeds from shares of common stock issued pursuant to the DRIP reallocated to the primary offering. On July 1, 2013, the Company's board of directors voted to suspend the Company’s DRIP, in accordance with the terms of the DRIP. As of September 30, 2013, the Company had 71.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.8 billion, including proceeds from shares issued pursuant to the DRIP. As of September 30, 2013, the aggregate value of all the common stock outstanding was $1.8 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant to the DRIP).

The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate on single-tenant net leased properties. The Company purchased its first property and commenced active operations in September 2012. As of September 30, 2013, the Company owned 1,203 properties with an aggregate purchase price of $2.2 billion, comprised of 9.2 million rentable square feet which were 100.0% leased.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership IV, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds 98.3% of the units of limited partner interests in the OP ("OP Units"). American Realty Capital Trust IV Special Limited Partner, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor"), contributed $2,000 to the OP in exchange for 88 OP Units, which represents a nominal percentage of the aggregate OP ownership, and was admitted as a limited partner of the OP. During the nine months ended September 30, 2013, the Company, the OP and unaffiliated third party investors entered into contribution agreements pursuant to which the OP issued, in the aggregate, 1,215,207 OP Units, or 1.7% of the aggregate equity interest in the OP, in exchange for $29.0 million of aggregate cash contributions by the unaffiliated third party investors to the OP. After holding the OP Units for a period of one year, or upon the liquidation of the OP or sale of substantially all of the assets of the OP, holders of the OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

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

Note 2 — Pending Merger Agreement

On July 1, 2013, the Company entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013 (the "Merger Agreement"), with ARCP and certain subsidiaries of each company. The Merger Agreement provides for the merger of the Company with and into a subsidiary of ARCP (the "Merger").

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company will be exchanged for (i) $9.00 to be paid in cash plus (ii) 0.5190 shares of ARCP's common stock, par value $0.01 per share, and (iii) 0.5937 shares of a series of ARCP preferred stock designated as Series F Cumulative Redeemable Preferred Stock (“ARCP Series F Preferred Stock”), par value $0.01 per share (the "Exchange Ratio").

The ARCP Series F Preferred Stock will not be redeemable by ARCP before the fifth anniversary of the date on which such ARCP Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve ARCP's status as a real estate investment trust for federal and/or state income tax purposes and except upon the occurrence of a change of control of ARCP. On and after the Initial Redemption Date, ARCP may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of ARCP Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless ARCP redeems or otherwise repurchases them or they become convertible and are converted into common stock of ARCP (or, if applicable, alternative consideration).

In addition, in connection with the merger of the OP into ARC Properties Operating Partnership, L.P. (the "ARCP OP"), each OP Unit, other than OP Units held by the Special Limited Partner and the Advisor, will be automatically converted into (i) $9.00 in cash plus (ii) 0.5190 of a limited partnership interest in the ARCP OP (an "ARCP OP Unit") and (iii) 0.5937 of a partnership unit of the ARCP OP designated as Series F Preferred Units, each Converted Company Unit (as defined in the Merger Agreement) will be automatically converted into 2.3961 ARCP OP Units and each limited partnership interest of the OP designated as a "Class B Unit" (as defined in Note 13 — Related Party Transactions and Arrangements) that was not converted into OP Units immediately prior to the consummation of the merger of the OP into the ARCP OP will be automatically converted into 2.3961 of performance-based restricted partnership units of the ARCP OP designated as "Class B Units". In addition, all of the unvested restricted common stock of the Company outstanding on the date of the Merger will become fully vested and will be exchanged for shares of ARCP's common stock based on the Exchange Ratio.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

In connection with the Merger, Advisor has agreed to waive a portion of the real estate commissions contractually due from the sale of properties in an amount equal to the lesser of (i) 2.0% of the sales price of the properties and (ii) one-half of the competitive real estate commissions if a third party broker is also involved. The Advisor and the Company agreed that the Advisor will be entitled to a reduced real estate commission of $8.4 million.

The Special Limited Partner will be entitled to subordinated distributions of net sales proceeds in an amount estimated to be approximately $68.3 million, assuming an implied price of ARCP's common stock of $13.50 per share upon the Merger. Such subordinated distributions of net sales proceeds will be payable in the form of OP Units that will automatically convert into ARCP OP Units upon consummation of the Merger and will be subject to a minimum one-year holding period before being exchangeable into ARCP's common stock. The actual amount of consideration to be paid for subordinated distributions of net sales proceeds will be based, in part, on the market price of ARCP's common stock on the date of the Merger and will not be known until the Merger date.

The Merger is expected to close in the fourth quarter of 2013. However, as of the filing of this Quarterly Report on Form 10-Q, the consummation of the Merger has not yet occurred and, although the Company believes that the completion of the Merger is probable, the closing of the Merger is subject to a vote by common stockholders of the Company and other customary conditions, and therefore there can be no assurance that the Merger will be consummated. Accordingly, the Company cannot assure that the Merger will be completed based on the terms of the Merger or at all.

Note 3 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012 and for the period from February 14, 2012 (date of inception) to December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2013. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2013 other than the updates described below.

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Contingent Rental Income

The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenants sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the accompanying consolidated statements of operations.

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 4 — Real Estate Investments

The following table presents the allocation of assets acquired and liabilities assumed during the nine months ended September 30, 2013 and the period from February 14, 2012 (date of inception) to September 30, 2012:

(Dollar amounts in thousands)	Nine Months Ended September 30, 2013 (1)	Period from February 14, 2012 (date of inception) to September 30, 2012
Real estate investments, at cost:
Land	$480,965	$145
Buildings, fixtures and improvements	1,374,639	820
Total tangible assets	1,855,604	965
Acquired intangibles:
In-place leases	212,733	160
Total assets acquired, net	2,068,337	1,125
Cash paid for acquired real estate investments, at cost	$2,068,337	$1,125
Number of properties purchased	1,142	1
_____________________

(1)	Excludes 12 properties comprised of $18.0 million of net investments subject to direct financings leases acquired from certain affiliates of GE Capital Corp.

Land, buildings, fixtures and improvements, in-place lease intangibles and investments in direct financing leases include $1.4 billion, comprised of $369.8 million, $862.7 million, $131.5 million and $18.0 million, respectively, provisionally assigned to each class of asset, pending receipt of the final appraisals and other information being prepared by a third-party specialist.

The following table reflects the number and related purchase prices of properties acquired during the period from February 14, 2012 (date of inception) to December 31, 2012 and for nine months ended September 30, 2013:

Portfolio	Number of Properties	Base Purchase Price (1)
		(In thousands)
Period from February 14, 2012 (date of inception) to December 31, 2012	49	$76,778
Nine months ended September 30, 2013 (2)	1,154	2,086,104
Total portfolio as of September 30, 2013 (2)	1,203	$2,162,882
_____________________

(1)	Contract purchase price, excluding acquisition related costs.

(2)	Includes 12 properties comprised of $18.0 million of net investments subject to direct financings leases acquired from certain affiliates of GE Capital Corp.

The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2013 had been consummated on February 14, 2012 (date of inception). Additionally, the unaudited pro forma net income (loss) was adjusted to reclassify acquisition and transaction related expense of $52.6 million from the nine months ended September 30, 2013 to the period from February 14, 2012 (date of inception) to September 30, 2012:

(In thousands)	Nine Months Ended September 30, 2013	Period from February 14, 2012 (date of inception) to September 30, 2012
Pro forma revenues	$122,102	$26,875
Pro forma net income (loss) attributable to stockholders	$25,633	$(43,394)

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter for the properties the Company owned as of September 30, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments (1)
October 1, 2013 to December 31, 2013	$36,181
2014	143,481
2015	141,743
2016	141,022
2017	138,476
Thereafter	1,198,185
$1,799,088
_____________________

(1)
12 properties are subject to direct financing leases and therefore in accordance with GAAP, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. The above amounts include the cash rent on these 12 properties.

The following table lists the tenants whose annualized rental income on a straight-line basis represented at least 10.0% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2013 and 2012.

	September 30,
Tenant	2013	2012
Dollar General Corporation	*	100.0%
_____________________
* Tenants annualized rental income on a straight-line basis was not greater than 10.0% of total annualized rental income for all portfolio properties as of the period specified.

The termination, delinquency or non-renewal of leases by the above tenant may have a material adverse effect on revenues. No other tenant represents at least 10.0% of annualized rental income on a straight-line basis as of September 30, 2013 and 2012.

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented at least 10.0% of consolidated annualized rental income on a straight-line basis as of September 30, 2013 and 2012.

State	September 30, 2013	September 30, 2012
Florida	15.0%	*
Texas	10.4%	100.0%
_____________________
* State's annualized rental income on a straight-line basis was not greater than 10.0% of total annualized rental income for all portfolio properties as of the period specified.

The Company did not own properties in any other state that in total represented at least 10.0% of annualized rental income on a straight-line basis as of September 30, 2013 and 2012.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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

As of September 30, 2013, the Company had $710.0 million outstanding under the Credit Facility. The effective annualized interest rate on the Credit Facility was 1.79% as of September 30, 2013. The Company had $40.0 million of unused borrowing capacity under the Credit Facility as of September 30, 2013.

The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2013, the Company was in compliance with the financial covenants under the Credit Agreement.

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

The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of September 30, 2013, the Company was in compliance with the financial covenants under the mortgage loan agreements.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 7 — Investment Securities

During the third quarter of 2013, the Company sold all of its investments in redeemable preferred stock, senior notes and common stock with a cost basis of $69.4 million for $67.2 million resulting in a loss on sale of $2.2 million. The Company did not have any remaining investments as of September 30, 2013 and no such investments as of December 31, 2012.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2012:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Interest rate swaps	$—	$28	$—	$28

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheet as of September 30, 2013 are reported below. The Company did not have any financial instruments that require such fair value disclosure as of December 31, 2012:

		Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2013	September 30, 2013
Mortgage notes payable	3	$2,124	$2,079
Senior secured credit facility	3	$710,000	$710,000

The fair value of mortgage notes payable is obtained by calculating their present values at current market rates. The terms of the Credit Facility, which take into account the Company's leverage ratio, are considered commensurate with market, and as such, the outstanding balance on the facility approximates fair value.

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2013. There were no derivative instruments as of December 31, 2012:

(In thousands)	Balance Sheet Location	September 30, 2013
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$28
Derivatives not designated as hedging instruments:
Interest Rate Cap	Derivatives, at fair value	$—

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

As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk. There were no derivative instruments as of December 31, 2012:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swaps	2	$2,124

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013. The Company had no active derivatives during the three months ended September 30, 2012 or the period from February 14, 2012 (date of inception) to September 30, 2012:

(In thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(17)	$20
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(4)	$(8)

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. As of September 30, 2013, the Company had the following outstanding derivative that was not designated as a hedge in a qualifying hedging relationship. There were no derivative instruments as of December 31, 2012:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Cap	1	$300,000

The table below details the amount and location in the financial statements of the gain or loss recognized on the derivative not designated as a hedging instrument for the three and nine months ended September 30, 2013. The Company had no active derivatives during the three months ended September 30, 2012 or the period from February 14, 2012 (date of inception) to September 30, 2012:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In thousands)	(In thousands)
Location of Gain or (Loss) Recognized in Income on Derivative:
Other income, net	$(9)	$(9)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2013. There were no derivative instruments as of December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2013	$28	$—	$28	$—	$—	$28

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2013, the Company had no active derivatives in a liability position and has not posted any collateral related to these agreements or was in breach of any agreement provisions.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 10 — Accumulated Other Comprehensive Income

The following table details reclassification adjustments out of accumulated other comprehensive income ("AOCI") and the corresponding effect on net income for the nine months ended September 30, 2013:

AOCI Component	Amount Reclassified from AOCI During the Nine Months Ended September 30, 2013	Affected Line Items in the Consolidated Statements of Operations and Comprehensive Loss
Unrealized loss on investment securities, net	$(2,246)	Loss on sale of investment securities
Designated derivatives, fair value adjustment	(8)	Interest expense

Note 11 — Common Stock

As of September 30, 2013, the Company had 71.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.8 billion, including proceeds from shares issued pursuant to the DRIP.

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

The following table summarizes the number of shares repurchased under the Company's Share Repurchase Program cumulatively through September 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	3,160	$25.00
Nine months ended September 30, 2013 (1)	11	9,549	$24.98
Cumulative repurchase requests as of September 30, 2013	13	12,709	$24.98
_____________________

(1)
Includes six unfulfilled repurchase requests for 2,472 shares at a weighted-average repurchase price per share of $25.00, which were approved for repurchase as of September 30, 2013 and were completed in the fourth quarter of 2013. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 12 — Commitments and Contingencies

Contractual Lease Obligations

The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for ground lease arrangements:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2013 to December 31, 2013	$382
2014	1,536
2015	1,550
2016	1,556
2017	1,576
Thereafter	55,959
$62,559

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 13 — Related Party Transactions and Arrangements

As of September 30, 2013 and December 31, 2012, the Special Limited Partner, an entity wholly owned by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. As of September 30, 2013 and December 31, 2012, the Sponsor owned 88 OP Units.

Fees Paid in Connection with the IPO

The Dealer Manager received fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received selling commissions of up to 7.0% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred during the three and nine months ended September 30, 2013, the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012 and payable to the Dealer Manager as of September 30, 2013 and December 31, 2012:

	Three Months Ended September 30,			Nine Months Ended September 30, 2013	Period from February 14, 2012 (date of inception) to September 30, 2012	Payable as of
(In thousands)	2013		2012			September 30, 2013	December 31, 2012
Total commissions and fees from the Dealer Manager	$(13)	(1)	$631	$147,293	$631	$—	$455
_________________________________

(1)
During the three months ended September 30, 2013, the Company received reimbursement of selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.

The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO. Effective March 1, 2013, the Company utilized transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company, or its affiliated entities, on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets during the IPO. The following table details offering costs and reimbursements incurred during the three and nine months ended September 30, 2013, the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012 and payable to the Advisor and Dealer Manager as of September 30, 2013 and December 31, 2012:

	Three Months Ended September 30,			Nine Months Ended September 30, 2013	Period from February 14, 2012 (date of inception) to September 30, 2012	Payable as of
(In thousands)	2013		2012			September 30, 2013	December 31, 2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$(8)	(1)	$358	$11,588	$358	$—	$88
_________________________________

(1)	During the three months ended September 30, 2013, the Company received reimbursement of fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.

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
September 30, 2013
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

If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. This financing coordination fee is capitalized to deferred costs, net on the consolidated balance sheets.

In connection with providing strategic advisory services related to certain portfolio acquisitions, the Company has entered into arrangements in which the investment banking division of the Dealer Manager receives a transaction fee of 0.25% of the Transaction Value for such portfolio acquisition transactions. Pursuant to such arrangements to date, the Transaction Value has been defined as: (i) the value of the consideration paid or to be paid for all the equity securities or assets in connection with the sale transaction or acquisition transaction (including consideration payable with respect to convertible or exchangeable securities and option, warrants or other exercisable securities and including dividends or distributions and equity security repurchases made in anticipation of or in connection with the sale transaction or acquisition transaction), or the implied value for all the equity securities or assets of the Company or acquisition target, as applicable, if a partial sale or purchase is undertaken, plus (ii) the aggregate value of any debt, capital lease and preferred equity security obligations (whether consolidated, off-balance sheet or otherwise) of the Company or acquisition target, as applicable, outstanding at the closing of the sale transaction or acquisition transaction), plus (iii) the amount of any fees, expenses and promote paid by the buyer(s) on behalf of the Company or the acquisition target, as applicable. Should the Dealer Manager provide strategic advisory services related to additional portfolio acquisition transactions, the Company will enter into new arrangements with the Dealer Manager on such terms as may be agreed upon between the two parties.

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The calculation of the asset management fees has also been revised to pay a fee equal to: (i) 0.1875% of the cost of the Company's assets (or the lower of the cost of the Company's assets and the applicable quarterly NAV multiplied by 0.1875%, once the Company begins calculating the NAV); divided by (ii) the value of one share of common stock as of the last day of such calendar quarter (or NAV per share, once the Company begins calculating the NAV). When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of September 30, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expense in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the three and nine months ended September 30, 2013, the board of directors approved the issuance of 96,222 and 121,672 Class B Units, respectively, to the Advisor in connection with this arrangement.

Effective March 1, 2013, the Company entered into an agreement with the investment banking division of Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the term of the IPO and included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive loss. The Dealer Manager and its affiliates also provide transfer agent services, as well as transaction management and other professional services. Those fees are included in general and administrative expenses on the consolidated statement of operations and comprehensive loss during the period the service was provided.

The following table details amounts incurred and forgiven during the three and nine months ended September 30, 2013, the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012 and amounts contractually due as of September 30, 2013 and December 31, 2012 in connection with the operations related services described above:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Period from February 14, 2012 (date of inception) to September 30, 2012		Payable (Receivable) as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2013	December 31, 2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements, net (1)	$6,480	$—	$22	$—	$20,227	$—	$22	$—	$(4,105)	$12
Financing coordination fees	—	—	—	—	5,641	—	—	—	—	—
Other expense reimbursements	—	—	—	—	15	—	—	—	—	—
Transaction fees	3,455	—	—	—	3,455	—	—	—	3,455	—
Ongoing fees:
Asset management fees (2)	—	—	—	—	—	—	—	—	—	—
Property management and leasing fees	—	—	—	—	—	—	—	—	—	—
Transfer agent and other professional fees	579	—	—	—	1,037	—	—	—	414	—
Strategic advisory fees	—	—	—	—	920	—	—	—	—	—
Distributions on Class B Units	51	—	—	—	60	—	—	—	—	—
Total related party operation fees and reimbursements	$10,565	$—	$22	$—	$31,355	$—	$22	$—	$(236)	$12
_________________________________

(1)
During the nine months ended September 30, 2013, the Advisor elected to reimburse the Company $4.7 million for insourced acquisition expenses and legal reimbursements incurred. The receivable due from the Advisor of $4.1 million is in included in prepaid and other assets on the consolidated balance sheet and was paid in November 2013.

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

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administration services during the three and nine months ended September 30, 2013 or during the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees, including asset management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. The Advisor absorbed $0.2 million of general and administrative costs during the nine months ended September 30, 2013. No such costs were absorbed by the Advisor during the three months ended September 30, 2013 and 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012. General and administrative expense is presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.

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

Fees Paid in Connection with the Pending Merger

The Company entered into an agreement with an entity under common ownership with the Advisor, RCS Capital, the investment banking and capital markets division of the Dealer Manager, to provide strategic and financial advisory services to assist the Company with its alternatives for a potential liquidity event. The Company has agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction. No such fees were incurred during the three and nine months ended September 30, 2013 or during the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012.

The Company entered into an agreement with entities under common ownership with the Advisor, ARC Advisory Services, LLC and RCS Advisory Services, LLC, to provide legal support services up to the date that the Company entered into the Merger Agreement. The Company agreed to pay $0.5 million pursuant to this agreement. As of September 30, 2013, the Company has incurred an aggregate of $0.5 million of expenses pursuant to this agreement, which includes amounts for services provided as of that date, and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company entered into an agreement with entities under common ownership with the Advisor, Realty Capital Securities, LLC, RCS Advisory Services, LLC, and American National Stock Transfer, LLC, to provide advisory and information agent services in connection with the proposed merger and the related proxy solicitation seeking approval of such merger by the Company's stockholders. Services commenced during the third quarter of 2013. The Company has agreed to pay $0.8 million pursuant to this agreement. During the three and nine months ended September 30, 2013, $0.5 million of such fees were incurred. No such fees were incurred during the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012.

The Company entered into an agreement with entities under common ownership with the Advisor, ARC Advisory Services, LLC and RCS Advisory Services, LLC, to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the potential merger closing date or one year from the effective date of the agreement of July 1, 2013. The Company has agreed to pay $2.0 million pursuant to this agreement. During the three and nine months ended September 30, 2013, $1.2 million of such fees were incurred. No such fees were incurred during the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 4.5% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. In connection with the pending Merger (as discussed in Note 2 — Pending Merger Agreement), the Advisor and the Company agreed that the Advisor will be entitled to a reduced real estate commission of $8.4 million upon the Merger. No such fees were incurred during the three and nine months ended September 30, 2013 or during the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012.

If the Company is not simultaneously listed on an exchange, the Company intends to pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% annual return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 6.0% cumulative, pre-tax, non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. In connection with the pending Merger (as discussed in Note 2 — Pending Merger Agreement), the Company's Special Limited Partner will be entitled to subordinated distributions of net sales proceeds in an amount estimated to be approximately $68.3 million, assuming an implied price of ARCP's common stock of $13.50 per share upon the Merger. See Note 2 — Pending Merger Agreement for further discussion. No such fees were incurred during the three and nine months ended September 30, 2013 or during the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012.

The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2013 or during the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012.

The Company may pay a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the market value of all issued and outstanding shares of the Company's common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received an annual 6.0% cumulative, pre-tax non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such fees were incurred during the three and nine months ended September 30, 2013 or during the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the Company payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 14 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 15 — Share-Based Compensation

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

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the nine months ended September 30, 2013:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price
Unvested, December 31, 2012	2,667	$22.50
Granted	5,333	22.50
Vested	(533)	22.50
Unvested, September 30, 2013	7,467	$22.50

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The fair value of the shares is expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $9,000 and $18,000 for the three and nine months ended September 30, 2013, respectively. Compensation expense related to restricted stock was approximately $2,000 and $4,000 during the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012, respectively.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued. There were no such shares of common stock issued in lieu of cash during the three and nine months ended September 30, 2013 or during the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012.

Note 16 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2013, the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 14, 2012 (date of inception) to September 30, 2012
Net loss attributable to stockholders (in thousands)	$(23,614)	$(118)	$(47,136)	$(153)
Basic and diluted weighted-average shares outstanding	71,099,644	48,285	56,474,396	27,381
Basic and diluted net loss per share attributable to stockholders	$(0.33)	$(2.44)	$(0.83)	$(5.59)

The following common stock equivalents as of September 30, 2013 and 2012 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

	September 30, 2013	September 30, 2012
Unvested restricted stock	7,467	—
OP Units	1,215,295	88
Class B Units	121,769	—
Total common stock equivalents	1,344,531	88

AMERICAN REALTY CAPITAL TRUST IV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 17 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for the following disclosures:

Acquisitions

The following table presents certain information about the properties that the Company acquired from October 1, 2013 to November 12, 2013:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Portfolio as of September 30, 2013	1,203	$2,162,882	9,171,413
Acquisitions	21	58,161	415,863
Portfolio as of November 12, 2013	1,224	$2,221,043	9,587,276
_______________________________
(1) Contract purchase price, excluding acquisition related costs.

Senior Secured Credit Facility

In October 2013, the Company entered into agreements that amended the Credit Facility, increasing the maximum principal amount under the revolving credit facility to $500.0 million and the aggregate commitment under the Credit Facility to $800.0 million. In October 2013, the Company also drew an additional $25.0 million on such facility. As of November 12, 2013, the Company had $735.0 million outstanding under the Credit Facility and $65.0 million of unused borrowing capacity under the Credit Facility.

Merger Agreement Amendments

As discussed in Note 13 — Related Party Transactions and Arrangements, the Company, ARCP and the other parties to the Merger Agreement entered into two amendments to the Merger Agreement on October 6, 2013 and October 11, 2013. As a result of the October 6, 2013 amendment, the merger consideration for each share of the Company’s common stock has been altered such that each of the Company’s stockholder will receive per share, (1) $9.00 in cash; (2) 0.5190 of a share of ARCP common stock and (3) 0.5937 of a share of ARCP Series F Preferred Stock. Because the number of shares of ARCP common stock to be issued in connection with the Merger under the Merger Agreement, as amended, is now less than 20% of the number of shares of ARCP common stock outstanding immediately prior to such issuance, a vote of the ARCP stockholders is no longer required under the applicable NASDAQ rules. As a result, the Merger Agreement also has been amended to remove as a condition precedent to the Merger approval by the ARCP stockholders of the issuance of ARCP common stock in the Merger. In addition, the Merger Agreement has been amended to provide, among other things, that in the event the Company’s stockholders do not vote to approve the transaction at the Company’s special meeting, and no competing proposal has been made, ARCP would be required to pay the Company a $5.0 million expense reimbursement and the termination fee payable by the Company to ARCP under certain circumstances has been reduced from $20.0 million to $10.0 million.

As a result of the October 11, 2013 amendment, the merger consideration in connection with the merger of the OP into the ARCP OP was altered to reflect (A) the automatic conversion of each OP Unit, other than OP Units held by the Special Limited Partner and the Advisor, into (i) $9.00 in cash, (ii) 0.5190 of an ARCP OP Unit and (iii) 0.5937 of a partnership unit of ARCP OP designated as Series F Preferred Units, (B) the automatic conversion of each Converted Company Unit (as defined in the Merger Agreement) into 2.3961 ARCP OP Units and (C) the automatic conversion of each Class B Unit (as defined in Note 13 — Related Party Transactions and Arrangements) that was not converted into OP Units immediately prior to the consummation of the merger of the OP into the ARCP OP into 2.3961 of performance-based restricted partnership units of the ARCP OP designated as "Class B Units".

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

Until the first quarter following our acquisition of at least $1.2 billion in total portfolio assets, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees), and shares issued under the DRIP will initially be equal to $23.75 per share, which is 95.0% of the initial offering price in the IPO. Thereafter, the per share purchase price will vary quarterly and will be equal to our net asset value ("NAV") divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the prior quarter plus applicable commissions and fees, and the per share purchase price in the DRIP will be equal to NAV per share.

In light of our entry into the Agreement and Plan of Merger with American Realty Capital Properties, Inc., a Maryland corporation ("ARCP"), and ARCP’s offered per share consideration (as described below under "Pending Merger Agreement"), we have determined that calculation of NAV has been unnecessary to date. We did not calculate NAV or use a consultant for real estate valuation purposes for the quarter ending September 30, 2013. In the event the merger of us and ARCP does not occur, we expect to commence the process to begin calculating NAV.

As of March 26, 2013, we had issued the entire 60.0 million shares of common stock registered in connection with our IPO, and as permitted, reallocated the remaining 10.0 million DRIP shares of common stock, available under the Registration Statement, to the primary offering. Concurrent with such reallocation, on March 26, 2013, we registered an additional 10.0 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3, as amended (File No. 333-187552). On April 15, 2013, we closed our IPO following the successful achievement of our target equity raise of $1.7 billion, including proceeds from shares of common stock issued pursuant to the DRIP reallocated to the primary offering. On July 1, 2013, our board of directors voted to suspend our DRIP, in accordance with the terms of the DRIP. As of September 30, 2013, we had 71.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.8 billion, including proceeds from shares issued pursuant to the DRIP. As of September 30, 2013, the aggregate value of all common stock outstanding was $1.8 billion, based on a per share value of $25.00 (or $23.75 for shares issued pursuant the DRIP).

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate on single-tenant net leased properties. We purchased our first property and commenced active operations in September 2012. As of September 30, 2013, we owned 1,203 properties with an aggregate purchase price of $2.2 billion, comprised of 9.2 million rentable square feet which were 100.0% leased.

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

Pending Merger Agreement

On July 1, 2013, we entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013 (the "Merger Agreement"), with ARCP and certain subsidiaries of each company. The Merger Agreement provides for the merger of us with and into a subsidiary of ARCP (the "Merger").

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be exchanged for (i) $9.00 to be paid in cash plus (ii) 0.5190 shares of ARCP's common stock, par value $0.01 per share, and (iii) 0.5937 shares of a series of ARCP preferred stock designated as Series F Cumulative Redeemable Preferred Stock (“ARCP Series F Preferred Stock”), par value $0.01 per share (the "Exchange Ratio").

The ARCP Series F Preferred Stock is not redeemable by ARCP before the fifth anniversary of the date on which such ARCP Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve ARCP's status as a real estate investment trust for federal and/or state income tax purposes and except upon the occurrence of a change of control of ARCP. On and after the Initial Redemption Date, ARCP may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of ARCP Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless ARCP redeems or otherwise repurchases them or they become convertible and are converted into common stock of ARCP (or, if applicable, alternative consideration).

In addition, in connection with the merger of the OP into ARC Properties Operating Partnership, L.P. (the "ARCP OP"), each OP Unit, other than OP Units held by the Special Limited Partner and the Advisor, will be automatically converted into (i) $9.00 in cash plus (ii) 0.5190 of a limited partnership interest in the ARCP OP (an "ARCP OP Unit") and (iii) 0.5937 of a partnership unit of the ARCP OP designated as Series F Preferred Units, each Converted Company Unit (as defined in the Merger Agreement) will be automatically converted into 2.3961 ARCP OP Units and each limited partnership interest of the OP designated as a "Class B Unit" (as defined in Note 13 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q)that was not converted into OP Units immediately prior to the consummation of the merger of the OP into the ARCP OP will be automatically converted into 2.3961 of performance-based restricted partnership units of the ARCP OP designated as "Class B Units". In addition, all of our unvested restricted common stock outstanding on the date of the Merger will become fully vested and will be exchanged for shares of ARCP's common stock based on the Exchange Ratio.

In connection with the Merger, our Advisor has agreed to waive a portion of the real estate commissions contractually due from the sale of properties in an amount equal to the lesser of (i) 2.0% of the sales price of the properties and (ii) one-half of the competitive real estate commissions if a third party broker is also involved. Our Advisor and us agreed that the Advisor will be entitled to a reduced real estate commission of $8.4 million.

American Realty Capital Trust IV Special Limited Partner, LLC, an entity wholly owned by our Sponsor, will be entitled to subordinated distributions of net sales proceeds in an amount estimated to be approximately $68.3 million, assuming an implied price of ARCP's common stock of $13.50 per share upon the Merger. Such subordinated distributions of net sales proceeds will be payable in the form of OP Units that will automatically convert into ARCP OP Units upon consummation of the Merger and will be subject to a minimum one-year holding period before being exchangeable into ARCP's common stock. The actual amount of consideration to be paid for subordinated distributions of net sales proceeds will be based, in part, on the market price of ARCP's common stock on the date of the Merger and will not be known until the Merger date.

The Merger is expected to close in the fourth quarter of 2013. However, as of the filing of this Quarterly Report on Form 10-Q, the consummation of the Merger has not yet occurred and, although we believe that the completion of the Merger is probable, the closing of the Merger is subject to a vote by our common stockholders and other customary conditions, and therefore there can be no assurance that the Merger will be consummated. Accordingly, we cannot assure that the Merger will be completed based on the terms of the Merger or at all.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately less than one year to 41 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Properties

As of September 30, 2013, we owned 1,203 properties with an aggregate purchase price of $2.2 billion, comprised of 9.2 million rentable square feet which were 100.0% leased. We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. We owned the following properties as of September 30, 2013:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
					(In thousands)
Dollar General I	Sep. 2012	1	9,026	14.0	$1,125
FedEx I	Oct. & Dec. 2012	3	73,828	8.7	8,887
CVS I	Oct. 2012	1	10,125	11.4	3,125
Dollar General II	Nov. 2012	3	27,226	14.1	3,324
Mattress Firm I	Dec. 2012	1	4,500	11.2	2,667
Citizens Bank I	Dec. 2012	29	140,502	9.5	44,804
Family Dollar I	Dec. 2012	2	16,000	9.0	1,538
Dollar General III	Dec. 2012	1	9,100	14.1	1,047
Dollar General IV	Dec. 2012	5	48,536	13.9	6,153
Family Dollar II	Dec. 2012	1	8,000	8.8	1,013
Family Dollar III	Dec. 2012	1	8,320	9.5	737
Mattress Firm II	Dec. 2012	1	5,057	10.6	2,358
2012 Acquisitions		49	360,220	10.2	$76,778
Dollar General V	Jan., Jul. & Aug. 2013	4	36,555	14.5	4,597
Citizens Bank I	Jan., Feb. & Apr. 2013	3	19,477	8.9	5,453
Rubbermaid I	Jan. 2013	1	811,200	9.3	34,882
Mattress Firm III	Feb. 2013	1	4,500	11.3	1,800
Mattress Firm IV	Feb. 2013	1	14,954	11.4	2,644
Dollar General VI	Feb. 2013	6	54,416	14.5	6,829
Dollar General VII	Feb., Mar., Apr., May & Aug. 2013	12	108,994	14.6	14,356
Stripes G&C I	Feb. 2013	4	25,708	16.3	12,000
Dollar General VIII	Feb. 2013	6	54,628	14.1	6,998
Tractor Supply I	Feb. 2013	1	21,680	10.8	5,500
Dollar General IX	Mar. 2013	1	20,707	14.4	3,008
Dollar General X	Mar. 2013	1	9,026	14.4	1,383
Mattress Firm V	Mar. 2013	1	4,000	11.5	1,877
FedEx I	Mar. 2013	1	27,392	8.9	3,365
Sun Trust Bank	Mar., Apr., May & Jul. 2013	61	324,883	4.3	116,779
Family Dollar IV	Mar. & Sep. 2013	2	16,000	9.5	1,924
Dollar General XI	Mar., Aug. & Sep. 2013	15	139,216	14.7	18,066
DaVita I	Mar. 2013	2	11,110	10.6	2,199
Mattress Firm VI	Mar. & Apr. 2013	2	9,792	10.8	4,690
Mattress Firm VII	Mar. & May 2013	2	10,000	11.7	4,475
FedEx II	Apr. 2013	1	35,590	9.5	2,355
Krystal I	Apr. & Jun. 2013	13	28,708	16.0	15,168
CVS II	Apr. 2013	1	8,625	12.4	1,300
Advance Auto I	Apr. 2013	1	6,895	14.6	1,631
Winn Dixie	Apr. 2013	1	1,214,572	19.6	99,768
Mattress Firm VIII	Apr. 2013	1	4,200	11.0	1,815
Family Dollar V	Apr. 2013	1	8,000	9.5	1,064
Family Dollar VI	Apr. May & Jun. 2013	4	41,160	9.8	3,419
Mattress Firm IX	May 2013	1	6,500	14.4	1,700
Rolls-Royce Corporation	May 2013	1	404,763	9.3	79,142
Monroe Muffler I	May 2013	1	7,830	11.9	1,602
Mattress Firm X	May 2013	1	4,940	11.7	1,825
CVS III	May 2013	1	10,800	17.4	3,104
Talbot's	May 2013	1	555,695	19.7	36,743
DaVita II	May & Jun. 2013	3	19,543	14.7	4,593

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
Arby's I	May 2013	1	3,431	11.3	1,077
Dollar General XII	May 2013	5	45,352	14.1	5,484
CVS IV	May 2013	1	10,880	10.3	4,550
BSFS I	May 2013	1	7,609	10.3	2,902
Dollar General XIII	Jun. & Jul. 2013	2	18,200	12.7	2,287
Lowe's I	Jun. 2013	1	138,134	12.3	12,406
Mattress Firm XI	Jun. 2013	1	5,041	11.6	2,226
Dollar General XIV	Jun., Jul. & Aug. 2013	9	81,861	14.7	10,696
I1525 W. Koenig Lane I	Jun. 2013	1	1,996	2.9	1,826
2JR I	Jun. 2013	1	2,560	14.8	1,151
Accomplishments Through People I	Jun. 2013	1	1,618	3.4	151
Affinity Management I	Jun. 2013	2	3,655	8.7	968
American Blue Ribbon Holdings, LLC I	Jun. 2013	2	12,805	10.2	4,291
Americas Pizza I	Jun. 2013	2	4,603	10.4	1,454
Anthony and Emily Zagata I	Jun. 2013	1	2,756	7.3	726
Apple American Group, LLC I	Jun. 2013	1	4,988	*	991
Arby's Restaurant Group, Inc. I	Jun. 2013	16	42,538	5.5	16,752
Arriaga I	Jun. 2013	1	3,500	11.4	340
Atlantic Coast Foods I	Jun. 2013	3	10,419	5.9	3,598
Aurora Foods I	Jun. 2013	1	2,805	*	1,260
Ava & Brie Wylke, Inc I	Jun. 2013	1	2,341	7.3	179
Bartlett Management I	Jun. 2013	6	16,921	13.9	12,144
BBM Restaurants, LLC I	Jun. 2013	3	9,570	14.9	3,029
BEC Foods, LLC I	Jun. 2013	1	2,577	0.7	1,222
Bengal Renaissance Group I	Jun. 2013	1	1,288	2.5	209
Black Meg 43, LLC I	Jun. 2013	1	3,418	19.4	404
BNC Food Group, LLC I	Jun. 2013	1	2,818	13.3	1,030
Bojangle's I	Jun. 2013	2	7,164	12.9	4,467
Bridgeman Foods I	Jun. 2013	4	14,827	14.1	10,807
Buffet Partners I	Jun. 2013	1	11,592	14.3	6,229
Burger King I	Jun. 2013	9	34,183	7.1	13,800
Cajun Operating Company I	Jun. 2013	1	1,982	8.8	296
Capital Fast Food I	Jun. 2013	1	3,927	4.9	1,796
Carlson Restaurants Worldwide I	Jun. 2013	1	9,300	0.5	4,309
Carolina Seafood North I	Jun. 2013	1	3,131	4.8	1,357
Cellular Sales of Knoxville I	Jun. 2013	1	3,032	0.8	734
Charanjit Ghai I	Jun. 2013	3	7,065	19.3	7,051
Checkers Drive-In Restaurants I	Jun. 2013	1	670	3.5	705
Cheddar's I	Jun. 2013	2	16,547	12.1	7,189
CKE Restaurants I	Jun. 2013	5	17,520	4.0	5,181
CNC7, LLC I	Jun. 2013	1	1,597	18.5	456
Corral of Palatka, Inc. I	Jun. 2013	1	7,364	7.8	2,091
Davco Restaurants I	Jun. 2013	7	18,652	11.7	12,635
Denny's Corporation I	Jun. 2013	2	8,048	0.9	2,392
DineEquity Inc. I	Jun. 2013	4	18,888	5.9	8,390
DK Chicken Group, LLC I	Jun. 2013	2	4,728	11.8	1,336
East Supreme Buffet. I	Jun. 2013	1	6,782	11.9	1,204
El Tapatio I	Jun. 2013	1	2,286	9.4	357
Estes Enterprises, Inc. I	Jun. 2013	2	5,519	14.7	1,638
Express Fods, Inc I	Jun. 2013	1	1,975	7.3	101
Fadel II Foods I	Jun. 2013	1	2,400	11.5	933
Famarr, LLC I	Jun. 2013	1	3,550	10.4	85
FedEx Office and Print Services, Inc. I	Jun. 2013	1	5,418	*	1,301
FFC I	Jun. 2013	2	5,835	**	2,195
Fired Up I	Jun. 2013	2	13,179	13.3	8,266
First Liquidating Company of New York, Inc. I	Jun. 2013	2	3,250	8.8	881

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
Flynn Companies I	Jun. 2013	1	3,664	2.0	2,263
Food Concepts International Holdings I	Jun. 2013	1	8,011	13.1	3,467
Fourjay I	Jun. 2013	25	78,471	**	29,441
Garcia Torres, Inc. I	Jun. 2013	1	5,486	2.8	331
GC Southwest Holding Company I	Jun. 2013	2	22,000	19.6	7,225
George Feinstein I	Jun. 2013	1	3,177	**	1,097
Golden Corral I	Jun. 2013	9	88,039	2.8	24,956
Golden NW LLC I	Jun. 2013	1	10,330	14.3	5,859
Good Restaurants, LLC I	Jun. 2013	1	5,192	2.8	337
Grandys I	Jun. 2013	14	58,626	3.2	10,548
H & K Partners I	Jun. 2013	12	28,571	13.7	16,562
Hamburg Food I	Jun. 2013	1	2,894	11.7	735
Heartland I	Jun. 2013	9	32,984	7.6	10,481
HH2 LLC I	Jun. 2013	1	5,988	14.2	730
Interfoods of America I	Jun. 2013	5	10,833	13.3	7,846
J and R Hock Enterprises I	Jun. 2013	6	14,473	18.7	9,705
Jack In The Box, Inc. I	Jun. 2013	2	5,524	4.9	3,591
Jain Rong Zhang I	Jun. 2013	2	10,111	6.9	955
JAM Restaurants I	Jun. 2013	1	2,542	10.9	1,719
James Saba I	Jun. 2013	1	3,160	12.5	817
JHS Properties LTD I	Jun. 2013	1	4,593	14.3	2,313
Jin, Inc. I	Jun. 2013	1	6,562	7.0	385
JMAD Hospitality, LLC I	Jun. 2013	1	2,988	5.3	560
Joron Colorado I	Jun. 2013	1	2,759	6.3	1,155
Karam I	Jun. 2013	7	19,143	**	7,328
Ke Chen LLC I	Jun. 2013	1	4,918	8.3	243
Kim Mai Nguyen I	Jun. 2013	1	3,241	2.1	134
Liberty Steaks I	Jun. 2013	1	7,650	0.8	381
LJS Partners, LLC I	Jun. 2013	1	2,820	0.8	1,403
McDonalds I	Jun. 2013	1	1,700	9.0	299
Meritage Group I	Jun. 2013	3	8,726	14.0	4,753
Mexican Restaurants, Inc. I	Jun. 2013	1	4,522	4.8	1,049
MJG I	Jun. 2013	2	5,080	4.3	1,141
Monro Muffler I	Jun. 2013	2	9,615	11.9	2,885
Morgan's Foods I	Jun. 2013	2	5,195	12.7	2,441
Mountain Range Restaurants I	Jun. 2013	3	18,895	2.1	5,422
Mountain Star, LLC I	Jun. 2013	2	7,080	6.7	1,333
MP2 Enterprises, LLC I	Jun. 2013	1	2,218	1.4	458
MUY Brands, LLC I	Jun. 2013	1	3,117	3.4	977
Muy Pizza-Tejas, LLC I	Jun. 2013	1	2,135	13.0	660
Neighborhood Restaurant Partners Florida, LLC I	Jun. 2013	3	15,231	14.5	16,764
Neighborhood Restaurants Partner, LLC I	Jun. 2013	2	11,216	14.2	4,986
North Florida Management, LLC I	Jun. 2013	1	2,682	**	803
NPC International Holdings, Inc. I	Jun. 2013	6	14,511	2.3	2,744
Ocedon Companies I	Jun. 2013	1	3,690	11.2	2,235
Omega Foods I	Jun. 2013	1	2,800	5.3	889
Pak Foods, LLC I	Jun. 2013	1	2,877	0.5	1,056
Palmetto Restaurant I	Jun. 2013	1	2,592	11.7	1,568
Pap Enterprises I	Jun. 2013	1	3,508	3.0	1,440
Paradigm Investment Group I	Jun. 2013	1	3,580	11.4	962
PDM Company I	Jun. 2013	1	8,400	6.8	12
Platinum Corral, LLC I	Jun. 2013	1	11,913	9.1	2,871
Primary Aim, LLC I	Jun. 2013	3	9,444	15.0	5,366
Progressive Pizza Partners, LP I	Jun. 2013	1	2,127	4.6	170
Q's Restaurant Group I	Jun. 2013	1	7,964	12.3	5,133
Quik Foods I	Jun. 2013	1	2,950	0.3	1,586

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
R & L Foods I	Jun. 2013	3	9,716	3.5	3,626
Redberry Resto Brands I	Jun. 2013	1	3,043	*	486
Restaurant Management Co. I	Jun. 2013	1	3,600	9.3	852
Richmond LLC I	Jun. 2013	3	8,799	12.9	4,999
RMH Franchise Holdings, Inc. I	Jun. 2013	4	20,000	19.3	13,191
Robert W Brown I	Jun. 2013	1	3,400	4.2	536
Roberto De La Torre I	Jun. 2013	1	2,200	6.8	154
Sabino I	Jun. 2013	1	2,810	3.9	847
Saltwater Willy's I	Jun. 2013	1	5,358	6.5	1,756
Scott County Restaurants I	Jun. 2013	1	5,954	9.5	684
SDZ I	Jun. 2013	1	3,740	**	1,108
Seabreeze, LLC I	Jun. 2013	1	4,924	9.6	782
Shelton Restaurant Group, LLC I	Jun. 2013	6	14,855	19.3	8,203
Sophin and Hout Nhek I	Jun. 2013	1	9,294	*	697
Spartan Pastabilities I	Jun. 2013	2	14,874	6.3	1,538
Square Treasure Foods, Inc. I	Jun. 2013	8	23,007	10.1	8,390
Star Chasers Oklahoma I	Jun. 2013	1	3,357	16.4	672
Starboard Group I	Jun. 2013	1	2,400	4.3	1,633
Stout & Company I	Jun. 2013	6	20,115	12.8	11,934
Strategic Restaurants Acquisition - TGIF I	Jun. 2013	1	7,736	14.9	3,004
Strategic Restaurants Acquisition Company I	Jun. 2013	1	2,650	13.9	2,353
Tacala I	Jun. 2013	5	12,559	7.7	6,332
Taco Bueno I	Jun. 2013	4	11,717	12.3	4,759
Tem-Kil Company I	Jun. 2013	1	2,253	3.6	763
Terranova Partners, LLC I	Jun. 2013	1	2,250	9.3	636
Texas Roadhouse, Inc. I	Jun. 2013	1	6,798	6.3	3,183
The Twins Group I	Jun. 2013	1	1,938	0.5	856
The Wit Group I	Jun. 2013	1	2,400	14.3	823
Thomas E. Frueler I	Jun. 2013	1	5,414	7.8	515
Tiburcio Castaneda I	Jun. 2013	1	2,937	5.0	681
TOH Pizza, Inc. I	Jun. 2013	1	2,615	2.2	351
Treasure Isles I	Jun. 2013	9	20,004	14.3	8,900
V&J Holding Companies I	Jun. 2013	2	4,656	2.3	542
VP Restaurants I	Jun. 2013	1	2,956	13.9	2,157
Vsgh Partners I	Jun. 2013	1	2,379	0.3	469
Waleed A. Hammad I	Jun. 2013	1	2,237	1.8	132
Walker I	Jun. 2013	2	6,182	*	2,485
Wen-Bam I	Jun. 2013	1	3,733	**	1,117
Wendab Associates I	Jun. 2013	17	51,331	15.4	30,627
Wen-Gap LLC I	Jun. 2013	1	2,803	19.1	1,297
Wen-Kev, Inc. I	Jun. 2013	1	2,400	3.3	1,660
Whataburger I	Jun. 2013	1	2,700	0.3	1,752
Williams Chicken I	Jun. 2013	1	2,347	2.5	441
bojan	Jun. 2013	1	5,265	10.2	578
Yum! Brands I	Jun. 2013	9	23,295	5.2	2,915
Z'Tejas I	Jun. 2013	1	5,685	14.4	4,281
Fresenius I	Jun. 2013	10	97,203	10.6	25,552
Kum & Go I	Jun. 2013	1	4,908	19.8	3,300
Dollar General XV	Jul. 2013	1	9,026	14.5	1,137
Dollar General XVI	Jul. 2013	1	9,100	14.8	1,147
Family Dollar VII	Jul. 2013	1	8,320	9.5	1,016
Walgreens I	Jul. 2013	1	13,300	20.4	4,875
CVS V	Jul. 2013	1	11,800	18.4	3,328
Fresenius II	Jul. 2013	4	36,215	9.2	11,100
Family Dollar VIII	Jul., Aug. & Sep. 2013	9	89,281	9.7	9,725
Walgreens II	Jul. 2013	1	14,490	13.9	5,848

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
Rite Aid I	Jul. 2013	1	11,100	10.6	3,002
Rubbermaid II	Jul. 2013	1	363,000	11.5	15,692
Mattress Firm XII	Jul. 2013	1	4,800	10.8	2,100
Rite Aid II	Jul. 2013	2	25,058	14.7	4,032
Addison-Stearnes, LLC I	Jul. 2013	1	4,516	6.9	922
ADF Companies Group I	Jul. 2013	2	5,225	7.4	1,142
AJA Restaurant I	Jul. 2013	4	7,870	7.7	5,023
All Star Management I	Jul. 2013	4	11,048	12.3	7,039
Americas Pizza II	Jul. 2013	10	25,825	13.3	13,069
Americas's PowerSports, Inc. I	Jul. 2013	1	43,765	14.6	12,516
Apple American Group, LLC II	Jul. 2013	26	134,718	13.0	83,720
Arby's Restaurant Group, Inc. II	Jul. 2013	13	37,377	4.9	17,398
Argonaut Food Partners, LLC I	Jul. 2013	1	2,706	0.9	588
Bartlett Management II	Jul. 2013	4	10,309	13.9	6,331
Baytown Corral I	Jul. 2013	1	8,825	6.6	2,202
Bojangle's II	Jul. 2013	2	6,128	14.0	6,375
Border Foods I	Jul. 2013	1	3,187	1.3	297
Bridgeman Foods II	Jul. 2013	21	63,109	14.2	39,795
Brinker International I	Jul. 2013	1	6,120	0.9	2,147
Brownsway Enterprises I	Jul. 2013	2	5,766	13.0	4,142
Bruegger's Enterprises I	Jul. 2013	1	3,140	9.3	1,145
Buffalo Wild Wings, Inc. I	Jul. 2013	1	7,012	12.8	1,818
Burger King II	Jul. 2013	21	69,946	7.9	27,508
Burnie Bistro's LLC	Jul. 2013	1	1,716	9.5	107
Cager Family Trust I	Jul. 2013	1	3,650	5.8	224
Cajun Operating Company II	Jul. 2013	2	4,885	9.8	1,123
Campiza Foods I	Jul. 2013	1	1,860	4.3	390
Carolina Restaurant I	Jul. 2013	1	2,597	**	1,337
Carrols I	Jul. 2013	6	21,364	3.8	6,986
Cashland I	Jul. 2013	1	2,350	2.5	281
CDR Restaurants, Ltd	Jul. 2013	1	2,848	4.0	597
Charanjit Ghai II	Jul. 2013	1	2,463	19.3	1,954
Charter Foods, Inc. I	Jul. 2013	2	6,089	4.4	1,232
Checkers Drive-In Restaurants II	Jul. 2013	6	4,862	8.7	7,135
Churpeyes, Inc. I	Jul. 2013	18	22,600	13.3	14,783
CKE Restaurants II	Jul. 2013	5	17,772	3.7	5,199
Clear Channel Outdoor I	Jul. 2013	2	†	3.2	67
Clear Channel Worldwide I	Jul. 2013	1	†	3.6	58
Cross Country Ventures, LLC I	Jul. 2013	1	2,818	*	1,298
Crown Castle Pt I	Jul. 2013	1	†	2.6	75
Dee Jay's QSR of North Dakota I	Jul. 2013	1	2,350	1.2	1,212
Denny's Corporation II	Jul. 2013	3	16,689	3.3	2,949
DineEquity Inc. II	Jul. 2013	2	8,639	5.3	3,302
Double D Food Services I	Jul. 2013	1	1,756	3.7	1,387
DRM I	Jul. 2013	1	2,290	1.6	340
East Coast Waffles, Inc.	Jul. 2013	2	3,432	0.1	952
Eat Out Now I	Jul. 2013	2	5,229	8.3	1,922
El Chico Restaurants I	Jul. 2013	1	4,500	3.3	1,662
Fal Co L.L.C I	Jul. 2013	1	2,352	8.9	192
Famous Dave's I	Jul. 2013	1	2,976	13.3	1,498
FFC II	Jul. 2013	3	8,509	**	4,090
Fire Grill I	Jul. 2013	1	3,162	*	1,177
Fired Up II	Jul. 2013	4	27,856	12.8	14,261
First Liquidating Company of New York, Inc. II	Jul. 2013	1	1,888	8.8	479
Fourjay II	Jul. 2013	6	17,654	**	6,748
Franchise Management Investors US, LLC I	Jul. 2013	2	7,459	6.2	2,130

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
FX4B, L.L.C. I	Jul. 2013	1	3,400	2.8	1,259
GCP Restaurants, LLC I	Jul. 2013	1	2,316	5.4	784
Goldco I	Jul. 2013	19	66,996	12.4	26,478
Golden Corral II	Jul. 2013	1	9,952	1.7	3,993
Grafton Mezcal, Inc. I	Jul. 2013	1	3,500	0.1	273
Grandys II	Jul. 2013	3	13,003	3.2	1,854
Guarmathy, Gary I	Jul. 2013	1	3,122	14.2	2,667
H & K Partners II	Jul. 2013	2	4,638	13.7	2,409
Heartland II	Jul. 2013	5	17,578	7.4	6,165
Home Cafe I	Jul. 2013	1	2,589	*	593
Hometown Folks I	Jul. 2013	1	3,300	5.2	1,516
Hospitality Restaurant Group I	Jul. 2013	2	4,377	*	1,061
Indis Fast Foods I	Jul. 2013	1	1,670	3.3	502
Interfoods of America II	Jul. 2013	6	11,710	11.6	7,547
Iron Chef Super Buffet I	Jul. 2013	1	7,270	11.3	516
Jack In The Box, Inc. II	Jul. 2013	3	7,627	4.5	5,132
Jain Rong Zhang II	Jul. 2013	1	5,136	6.8	486
James Group I	Jul. 2013	2	4,800	2.3	2,571
James Saba II	Jul. 2013	1	3,035	12.5	1,590
JMJ , LLC I	Jul. 2013	1	2,489	4.8	1,570
JML Foods I	Jul. 2013	1	4,209	6.3	817
Kahn Produce I	Jul. 2013	1	3,150	3.6	383
Kansas Corral I	Jul. 2013	2	17,895	10.9	3,932
Karam II	Jul. 2013	1	2,400	**	2,016
K-MAC Holdings Corp I	Jul. 2013	9	24,636	7.8	11,520
Lamar Outdoor Advertising I	Jul. 2013	1	†	0.1	54
Lester Foote I	Jul. 2013	1	3,210	7.5	494
Logan's Roadhouse I	Jul. 2013	2	15,438	14.0	8,076
Mark Shackelford I	Jul. 2013	1	3,062	4.2	422
Meritage Group II	Jul. 2013	1	3,151	18.5	1,846
Metro Corral Partners I	Jul. 2013	1	8,261	*	2,813
Metromedia Company I	Jul. 2013	2	14,272	1.1	3,231
Mike Baird I	Jul. 2013	5	16,364	7.0	5,671
MJG II	Jul. 2013	1	2,500	1.2	520
Monterey's Acquisition I	Jul. 2013	1	2,152	4.7	684
Morgan's Foods II	Jul. 2013	3	7,582	12.7	3,820
Mountain Range Restaurants II	Jul. 2013	3	15,333	1.6	6,862
MP2 Enterprises, LLC II	Jul. 2013	2	3,878	1.4	664
MSK Enterprises I	Jul. 2013	4	6,600	13.3	4,358
MUY Brands, LLC II	Jul. 2013	1	2,249	4.4	636
NC Associates Ltd I	Jul. 2013	4	13,615	11.3	1,326
Neighborhood Restaurant Partners Florida, LLC II	Jul. 2013	13	64,522	14.5	75,105
NPC International Holdings, Inc. II	Jul. 2013	15	36,144	13.3	18,411
Ozark Pizza Huts, Inc. I	Jul. 2013	1	2,350	0.8	912
Ozark Restaurants, Inc. I	Jul. 2013	10	30,971	13.9	13,085
Palmetto Restaurant II	Jul. 2013	11	30,042	11.7	9,415
Pauly Restaurant Group, LTD I	Jul. 2013	1	3,000	5.2	1,295
PENNANT FOODS CORP. I	Jul. 2013	1	2,400	6.8	1,033
Pertoria, Inc. I	Jul. 2013	1	2,400	**	1,447
PMD I	Jul. 2013	1	2,638	**	1,016
Primary Aim, LLC II	Jul. 2013	2	6,175	15.0	4,044
Progressive Pizza Partners, LP II	Jul. 2013	5	12,393	5.9	3,031
Quality Dining I	Jul. 2013	6	27,751	4.4	6,003
Redberry Resto Brands II	Jul. 2013	3	8,969	*	2,452
Restaurant Management I	Jul. 2013	1	3,840	5.8	557
Restaurant Management Co. II	Jul. 2013	4	10,045	3.9	3,242

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
Richmond LLC II	Jul. 2013	5	16,028	13.1	9,141
RMH Franchise Holdings, Inc. II	Jul. 2013	1	5,000	19.3	3,039
Robinson Holdings/QSR Burgers I	Jul. 2013	1	4,226	8.6	1,865
Royal Capital I	Jul. 2013	1	5,480	*	1,078
Ruby Tuesday, Inc. I	Jul. 2013	1	4,572	4.6	2,572
S A Holdings I	Jul. 2013	3	23,727	14.0	7,980
Seed Restaurant Group I	Jul. 2013	2	6,943	7.4	1,742
Shamrock Company I	Jul. 2013	7	22,276	13.1	11,683
Shelton Restaurant Group, LLC II	Jul. 2013	3	6,923	19.3	4,172
Smile Brands of Tennessee I	Jul. 2013	1	3,059	5.9	581
Southeast Restaurant Group I	Jul. 2013	1	7,908	9.3	2,492
Southeast Restaurants I	Jul. 2013	2	4,266	13.6	2,636
South-Wen I	Jul. 2013	1	2,950	13.3	2,003
Southwest Bar-B-Q I	Jul. 2013	1	5,602	11.1	962
Square Treasure Foods, Inc. II	Jul. 2013	4	12,113	10.9	5,034
Star Management, LLC I	Jul. 2013	4	28,185	13.2	6,609
Steak 'N Shake I	Jul. 2013	1	2,309	3.1	1,902
Stout & Company II	Jul. 2013	4	14,791	13.1	8,758
Strategic Restaurants Acquisition - TGIF II	Jul. 2013	1	5,165	14.9	3,362
Strategic Restaurants Acquisition Company II	Jul. 2013	9	23,149	13.1	15,831
Sugar Creek Pizza, LLC I	Jul. 2013	1	2,771	2.2	334
Sundance I	Jul. 2013	1	2,304	*	828
Syed Jafrey I	Jul. 2013	1	2,774	4.8	1,223
Tacala II	Jul. 2013	4	9,093	9.5	5,000
Taco Bueno II	Jul. 2013	5	12,987	13.3	7,546
Tennessee Seafood, LLC I	Jul. 2013	1	2,574	5.7	645
The Early Group, LLC I	Jul. 2013	1	2,800	2.0	456
The Twins Group II	Jul. 2013	1	2,149	5.0	938
TitleMax of Georgia, Inc. I	Jul. 2013	1	3,276	8.6	551
TNT Pizza Partners, Inc. I	Jul. 2013	1	2,334	4.3	314
TOH Pizza, Inc. II	Jul. 2013	3	7,803	2.8	1,019
Tumbleweed I	Jul. 2013	8	42,317	16.3	14,361
US Food Corp, Inc. I	Jul. 2013	1	2,065	13.9	965
V&J Holding Companies II	Jul. 2013	1	2,139	3.8	198
Valenti Management I	Jul. 2013	1	3,002	2.4	819
Velox Insurance, Inc. I	Jul. 2013	1	2,666	3.8	328
VP Restaurants II	Jul. 2013	1	2,956	13.9	2,597
Wederquist I	Jul. 2013	1	3,396	17.2	823
Wendab Associates II	Jul. 2013	41	121,496	13.2	75,658
Wen-Kev, Inc. II	Jul. 2013	1	2,806	12.4	1,597
Wenmarr I	Jul. 2013	1	3,454	*	1,616
WGS Group I	Jul. 2013	2	10,108	7.4	1,817
Whataburger II	Jul. 2013	3	7,338	5.5	4,003
Wisconsin Bistro I	Jul. 2013	2	14,476	14.2	6,059
Wisconsin Hospitality Group I	Jul. 2013	11	25,173	1.1	3,426
WSSH of Monroe I	Jul. 2013	1	8,001	3.3	1,157
Yourco, Inc. I	Jul. 2013	1	2,600	1.0	368
Yum! Brands II	Jul. 2013	7	18,545	1.4	1,718
Z & H Foods, Inc. I	Jul. 2013	3	4,959	0.4	1,403
Family Dollar III	Aug. 2013	1	8,320	10.0	890
Family Dollar IX	Aug. 2013	1	8,320	9.8	1,045
Dollar General XVII	Aug. 2013	2	18,126	14.8	2,108
FedEx III	Aug. 2013	1	212,283	14.7	37,011
Dollar General XVIII	Aug. 2013	1	9,026	14.8	1,090
FedEx IV	Aug. 2013	1	178,137	9.3	11,121
Apple American Group, LLC III	Aug. 2013	8	41,327	13.4	25,211

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
Southern Boys Restaurant Group I	Aug. 2013	1	4,672	1.3	877
Thomas & King I	Aug. 2013	2	13,022	12.2	6,047
Dollar General XIX	Sep. 2013	3	27,226	14.3	3,269
Family Dollar X	Sep. 2013	1	8,320	9.8	1,053
Family Dollar XI	Sep. 2013	1	8,000	8.8	1,140
Family Dollar XII	Sep. 2013	1	8,083	9.5	1,246
Family Dollar XIII	Sep. 2013	1	8,000	8.8	1,016
Dollar General XX	Sep. 2013	1	9,026	14.9	1,578
2013 Acquisitions		1,154	8,811,193	11.6	$2,086,104
Portfolio as of September 30, 2013		1,203	9,171,413	11.5	$2,162,882
_____________________

(1)
Remaining lease term as of September 30, 2013, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Contract purchase price, excluding acquisition related costs.

†	Represents billboard properties that do not have square footage associated with them.

*	Tenant's lease has expired; tenant pays rent on month-to-month basis.

**	Tenant's lease is contingent rent only; tenant pays monthly contingent rent based on sales estimates.

Results of Operations

We were incorporated on February 14, 2012 and commenced active operations on September 28, 2012 with the purchase of our first property. As of September 30, 2013, we owned 1,203 properties with an aggregate purchase price of $2.2 billion, comprised of 9.2 million rentable square feet which were 100.0% leased. As of September 30, 2012, we owned one property with a purchase price of $1.1 million which was 100.0% leased as of such date. Accordingly, our results of operations for the three and nine months ended September 30, 2013 as compared to the three months ended September 30, 2012 and the period from February 14, 2012 (date of inception) to September 30, 2012 reflect significant increases in most categories.

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

Rental Income

Rental income was $33.1 million for the three months ended September 30, 2013. Rental income was driven by our acquisition and operation of 1,190 properties subject to property operating leases with an aggregate purchase price of $2.1 billion since September 30, 2012, comprised of 9.1 million rentable square feet which were 100.0% leased as of September 30, 2013. We owned one property with a purchase price of $1.1 million as of September 30, 2012 and had approximately $1,000 of rental income during the three months ended September 30, 2012.

Direct Financing Lease Income

Direct financing lease income of $0.2 million was recognized for the three months ended September 30, 2013. Direct financing lease income was driven by our acquisition of 12 properties comprised of $18.0 million of net investments subject to direct financing leases during 2013. We did not own any direct financing leases as of September 30, 2012 and as a result had no direct financing lease income for the three months ended September 30, 2012.

Operating Expense Reimbursements

Operating expense reimbursements were $1.1 million for the three months ended September 30, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We owned one property with a purchase price of $1.1 million as of September 30, 2012 and had no operating expense reimbursements for the three months ended September 30, 2012.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2013 were $1.3 million. These costs primarily related to the costs associated with maintaining our properties including real estate taxes, utilities and repairs and maintenance. We owned one property with a purchase price of $1.1 million as of September 30, 2012 and had no property operating expenses for the three months ended September 30, 2012.

Merger and Other Transaction Related Costs

Merger and other transaction related costs for the three months ended September 30, 2013 were $2.1 million. These costs related to the pending Merger with ARCP. No such costs were incurred for the three months ended September 30, 2012.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the three months ended September 30, 2013 were $25.7 million. These expenses related to acquisition and transaction closing costs associated with our purchase of 618 properties, consisting of 612 properties subject to property operating leases and six properties subject to direct financing leases with an aggregate base purchase price of $1.0 billion during the three months ended September 30, 2013, partially offset by the reimbursement from our Advisor of $4.1 million of acquisition expenses and legal reimbursements that had been incurred on previous acquisitions. We purchased one property for a base purchase price of $1.1 million and had $0.1 million of acquisition and transaction related costs during the three months ended September 30, 2012.

Operating Fees to Affiliates

In connection with the asset management services provided by the Advisor, we issue and expect to issue (subject to periodic approval by our board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which will be forfeited unless certain conditions are met. During the three months ended September 30, 2013, our board of directors approved the issuance of 96,222 Class B Units to the Advisor in connection with this arrangement. There were no operating fees to affiliates for the three months ended September 30, 2012.

General and Administrative Expenses

General and administrative expenses increased $0.7 million to $0.8 million for the three months ended September 30, 2013, as compared to approximately $0.1 million for the three months ended September 30, 2012. General and administrative expenses for three months ended September 30, 2013 increased primarily due to higher professional fees, directors and officers insurance costs and board member compensation to support our current real estate portfolio. General and administrative expenses for the three months ended September 30, 2012 included professional fees and board member compensation.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2013 of $23.0 million related to the properties acquired since we commenced active operations during September 2012. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. We purchased one property for a base purchase price of $1.1 million on September 28, 2012. Based on the half-month convention, we had no depreciation or amortization expense for the three months ended September 30, 2012.

Interest Expense

Interest expense for the three months ended September 30, 2013 of $3.1 million related primarily to interest, unused fees and amortization of deferred financing costs associated with our senior secured credit facility and mortgage notes payable. We did not have any debt financing, and therefore, had no associated expense for the three months ended September 30, 2012.

Income from Investments

Income from investments for the three months ended September 30, 2013 of approximately $39,000 related to income earned on investments in redeemable preferred stock, common stock and senior notes. All of these investments were sold as of September 30, 2013. We did not own any investment securities, and therefore, had no income from investments for the three months ended September 30, 2012.

Other Income

Other income of approximately $44,000 for the three months ended September 30, 2013 primarily related to interest earned on our cash and cash equivalents of $37.7 million as of September 30, 2013. We had no other income during the three months ended September 30, 2012.

Loss on Sale of Investment Securities

Loss on sale of investment securities of $2.2 million for the three months ended September 30, 2013 resulted from selling the investments in redeemable preferred stock, common stock and senior notes that we held.

Comparison of Nine Months Ended September 30, 2013 to Period from February 14, 2012 (date of inception) to September 30, 2012

Rental Income

Rental income was $45.1 million for the nine months ended September 30, 2013. Rental income was driven by our acquisition and operation of 1,190 properties subject to property operating leases with an aggregate purchase price of $2.1 billion since September 30, 2012, comprised of 9.1 million rentable square feet which were 100.0% leased as of September 30, 2013. We owned one property with a purchase price of $1.1 million as of September 30, 2012 and had approximately $1,000 of rental income during the period from February 14, 2012 (date of inception) to September 30, 2012.

Direct Financing Lease Income

Direct financing lease income of $0.2 million was recognized for the nine months ended September 30, 2013. Direct financing lease income was driven by our acquisition of 12 properties comprised of $18.0 million of net investments subject to direct financing leases during 2013. We did not own any direct financing leases as of September 30, 2012 and as a result had no direct financing lease income for the period from February 14, 2012 (date of inception) to September 30, 2012.

Operating Expense Reimbursements

Operating expense reimbursements were $1.7 million for the nine months ended September 30, 2013. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We owned one property with a purchase price of $1.1 million as of September 30, 2012 and had no operating expense reimbursements during the period from February 14, 2012 (date of inception) to September 30, 2012.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2013 were $2.1 million. These costs primarily related to the costs associated with maintaining our properties including real estate taxes, utilities and repairs and maintenance. We owned one property with a purchase price of $1.1 million as of September 30, 2012 and had no property operating expense for the period from February 14, 2012 (date of inception) to September 30, 2012.

Merger and Other Transaction Related Costs

Merger and other transaction related costs for the nine months ended September 30, 2013 were $3.8 million. These costs related to the pending Merger with ARCP. These costs related to the pending Merger with ARCP. No such costs were incurred for the period from February 14, 2012 (date of inception) to September 30, 2012.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the nine months ended September 30, 2013 were $52.6 million. These expenses related to acquisition and transaction closing costs associated with our purchase of 1,154 properties, consisting of 1,142 properties subject to property operating leases and twelve properties subject to direct financing leases with an aggregate base purchase price of $2.1 billion during the nine months ended September 30, 2013, partially offset by the reimbursement from our Advisor of $4.1 million of acquisition expenses and legal reimbursements that had been incurred on previous acquisitions.. We purchased one property for a base purchase price of $1.1 million and had $0.1 million of acquisition and transaction related costs during the period from February 14, 2012 (date of inception) to September 30, 2012.

Operating Fees to Affiliates

In connection with the asset management services provided by the Advisor, we issue and expect to issue (subject to periodic approval by our board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which will be forfeited unless certain conditions are met. During the nine months ended September 30, 2013, our board of directors approved the issuance of 121,672 Class B Units to the Advisor in connection with this arrangement. There were no operating fees to affiliates for the period from February 14, 2012 (date of inception) to September 30, 2012.

General and Administrative Expenses

General and administrative expenses increased $2.1 million to $2.2 million for the nine months ended September 30, 2013, as compared to approximately $0.1 million for the period from February 14, 2012 (date of inception) to September 30, 2012. General and administrative expenses for nine months ended September 30, 2013 increased primarily due to higher professional fees, directors and officers insurance costs and board member compensation to support our current real estate portfolio. This increase was partially offset by absorption of $0.2 million of general and administrative costs by the Advisor during the nine months ended September 30, 2013. General and administrative expenses for the period from February 14, 2012 (date of inception) to September 30, 2012 included professional fees and board member compensation. No general and administrative costs were absorbed by the Advisor during the period from February 14, 2012 (date of inception) to September 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2013 of $30.6 million, related to the properties acquired since we commenced active operations during September 2012. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. We purchased one property for a base purchase price of $1.1 million on September 28, 2012. Based on the half-month convention, we had no depreciation or amortization expense for the period from February 14, 2012 (date of inception) to September 30, 2012.

Interest Expense

Interest expense for the nine months ended September 30, 2013 of $3.2 million related primarily to interest, unused fees and amortization of deferred financing costs associated with our senior secured credit facility and mortgage notes payable. We did not have any debt financing, and therefore, had no associated expense for the period from February 14, 2012 (date of inception) to September 30, 2012.

Income from Investments

Income from investments for the nine months ended September 30, 2013 of $1.8 million related to income earned on investments in redeemable preferred stock, senior notes and common stock. All of these investments were sold as of September 30, 2013. We did not own any investment securities, and therefore, had no income from investments for the period from February 14, 2012 (date of inception) to September 30, 2012.

Other Income

Other income of $0.5 million for the nine months ended September 30, 2013 primarily related to interest earned on our cash and cash equivalents of $37.7 million as of September 30, 2013. We had no other income during the period from February 14, 2012 (date of inception) to September 30, 2012.

Cash Flows for the Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, we had cash flows used in operating activities of $12.2 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the nine months ended September 30, 2013 include $52.6 million of acquisition costs. Cash flows during the nine months ended September 30, 2013 included a net loss adjusted for non-cash items of $16.1 million (net loss of $47.6 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation, of $31.5 million) and cash outflows of $12.5 million, which represented an increase of $8.4 million in prepaid and other assets, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance, accrued income for real estate tax reimbursements and accrued dividend income on our investment securities and $4.1 million receivable from affiliate. These cash outflows were partially offset by an increase of $11.3 million in accounts payable and accrued expenses, an increase of $2.8 million in deferred rent and other liabilities and a decrease in investments in direct financing leases of approximately $46,000.

The net cash used in investing activities during the nine months ended September 30, 2013 of $2.1 billion related to the acquisition of 1,142 properties subject to property operating leases with an aggregate base purchase price of $2.1 billion, purchase of investment securities of $69.5 million, investments in direct financing leases of $18.0 million and deposits for real estate acquisitions of $2.3 million, partially offset by proceeds from the sale investment securities of $67.2 million.

Net cash provided by financing activities of $2.0 billion during the nine months ended September 30, 2013 consisted of proceeds from the issuances of common stock of $1.5 billion, proceeds from senior secured revolving credit facility of $710.0 million, contributions from non-controlling interest holders of $29.0 million and proceeds from mortgage notes payable of $2.1 million. These cash flows were partially offset by $161.4 million of payments related to offering costs, distribution payments of $40.6 million, payments of deferred financing costs of $15.2 million, and payments to affiliates, net of $0.4 million.

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

Net cash provided by financing activities of $7.4 million during the period from February 14, 2012 (date of inception) to September 30, 2012 consisted primarily of proceeds from the issuance of common stock of $8.0 million and $0.4 million of proceeds from affiliates to fund the payment of third party offering costs. These cash inflows were partially offset by $1.0 million of payments related to offering costs.

Liquidity and Capital Resources

In September 2012, we raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. On April 15, 2013, we closed our IPO following the successful achievement of our target equity raise of $1.7 billion, including proceeds from DRIP shares of common stock, available under the Registration Statement, reallocated to the primary offering. We expect to utilize the remaining net proceeds received from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2013, we had 71.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.8 billion, including proceeds from shares issued pursuant to the DRIP. We purchased our first property and commenced active operations in September 2012. As of September 30, 2013, we owned 1,203 properties with an aggregate purchase price of $2.2 billion.

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

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, (the "NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2013, we had $2.1 million of mortgage notes payable outstanding and $710.0 million outstanding under our Credit Facility (as defined below).

On June 18, 2013, we entered into a $750.0 million senior secured credit facility (the "Credit Facility"). The Credit Facility contains a $300.0 million term loan facility which has a term of four years and a $450.0 million revolving credit facility which has a term of five years. The Credit Facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the Credit Facility up to $1.5 billion. As of September 30, 2013, we had had $710.0 million outstanding under the Credit Facility. In October 2013, we entered into agreements that amended the Credit Facility, increasing the maximum principal amount under the revolving credit facility to $500.0 million and the aggregate commitment under the Credit Facility to $800.0 million. In October 2013, we also drew an additional $25.0 million on such facility. As of November 12, 2013, we had $735.0 million outstanding under the Credit Facility and $65.0 million of unused borrowing capacity under the Credit Facility.

Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.

The following table summarizes the number of shares repurchased under the SRP cumulatively through September 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	3,160	$25.00
Nine Months Ended September 30, 2013 (1)	11	9,549	24.98
Cumulative repurchase requests as of September 30, 2013	13	12,709	$24.98
_____________________

(1)
Includes six unfulfilled repurchase requests for 2,472 shares at a weighted-average repurchase price per share of $25.00, which were approved for repurchase as of September 30, 2013 and were completed in the fourth quarter of 2013. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet.

As of September 30, 2013, we had cash and cash equivalents of $37.7 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
Net loss attributable to stockholders (in accordance with GAAP)	$(3,243)	$(20,279)	$(23,614)	$(47,136)
Merger and other transaction costs	—	1,713	2,122	3,835
Depreciation and amortization	1,644	5,919	22,645	30,208
Loss on sale of investment securities	—	—	2,246	2,246
FFO	(1,599)	(12,647)	3,399	(10,847)
Acquisition fees and expenses (1)	4,745	21,975	25,338	52,058
Amortization of above market lease assets (2)	5	5	5	15
Straight-line rent (3)	(139)	(1,454)	(2,134)	(3,727)
MFFO	$3,012	$7,879	$26,608	$37,499
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

During the nine months ended September 30, 2013, distributions paid to common stockholders totaled $61.3 million, inclusive of $20.7 million of distributions for which common stock was issued under the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended						Nine Months Ended
	March 31, 2013		June 30, 2013		September 30, 2013		September 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$3,185		$12,794		$24,620		$40,599
Distributions reinvested	2,603		13,121		4,949		20,673
Total distributions	$5,788		$25,915		$29,569		$61,272

Source of distribution coverage:
Cash flows used in operations (1)	$—	—%	$—	—%	$682	2.3%	$682	1.1%
Proceeds from issuance of common stock	3,185	55.0%	12,794	49.4%	23,938	81.0%	39,917	65.2%
Common stock issued under the DRIP / offering proceeds	2,603	45.0%	13,121	50.6%	4,949	16.7%	20,673	33.7%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$5,788	100.0%	$25,915	100.0%	$29,569	100.0%	$61,272	100.0%

Cash flows (used in) provided by operations (GAAP basis) (1)	$(1,377)		$(11,488)		$682		$(12,183)
Net loss attributable to stockholders (in accordance with GAAP)	$(3,243)		$(20,279)		$(23,614)		$(47,136)
___________________
(1) Cash flows from operations for the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 and the nine months ended September 30, 2013 include acquisition and transaction related expenses of $4.7 million, $22.2 million, $25.7 million and $52.6 million, respectively.

The following table compares cumulative distributions paid to cumulative net loss attributable to stockholders (in accordance with GAAP) for the period from February 14, 2012 (date of inception) to September 30, 2013:

(In thousands)	Period from February 14, 2012 (date of inception) to September 30, 2013
Distributions paid:
Common stockholders in cash	$41,049
Common stockholders pursuant to DRIP/offering proceeds	21,025
Total distributions paid	$62,074

Reconciliation of net loss attributable to stockholders:
Revenues	$47,467
Merger and other transaction related	(3,835)
Acquisition and transaction related	(54,912)
Depreciation and amortization	(30,923)
Other operating expenses	(4,679)
Other non-operating income	(3,206)
Net loss (income) attributable to non-controlling interests	415
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(49,673)
_____________________
(1) Net loss attributable to stockholders as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations require interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2013, we were in compliance with the debt covenants under our loan agreements.

As of September 30, 2013, we had non-recourse mortgage indebtedness of $2.1 million which was collateralized by two properties. Our mortgage indebtedness bore interest at weighted-average rate of 3.44% per annum and had a weighted-average maturity of five years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

On June 18, 2013, we entered into the $750.0 million Credit Facility. The Credit Facility contains a $300.0 million term loan facility which has a term of four years and a $450.0 million revolving credit facility which has a term of five years. The Credit Facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the Credit Facility up to $1.5 billion. As of September 30, 2013, we had had $710.0 million outstanding under the Credit Facility. In October 2013, we entered into agreements that amended the Credit Facility, increasing the maximum principal amount under the revolving credit facility to $500.0 million and the aggregate commitment under the Credit Facility to $800.0 million. In October 2013, we also drew an additional $25.0 million on such facility. As of November 12, 2013, we had $735.0 million outstanding under the Credit Facility and $65.0 million of unused borrowing capacity under the Credit Facility.

Our Advisor may, with approval from our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our Credit Facility, as an efficient and accretive means of acquiring real estate. As of September 30, 2013, our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) approximated 33.2%.

Contractual Obligations

Debt Obligations

The following is a summary of our contractual debt obligations as of September 30, 2013:

		October 1, 2013 to December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014-2015	2016-2017	Thereafter
Principal payments due:
Mortgage notes payable	$2,124	$—	$—	$—	$2,124
Senior secured credit facility	710,000	—	—	410,000	300,000
	$712,124	$—	$—	$410,000	$302,124
Interest payments due:
Mortgage notes payable	$330	$18	$146	$146	$20
Senior secured credit facility	27,143	3,177	10,740	10,740	2,486
	$27,473	$3,195	$10,886	$10,886	$2,506

Lease Obligations

The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter for ground lease arrangements:

		October 1, 2013 to December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014-2015	2016-2017	Thereafter
Lease rental payments due:	$62,559	$382	$3,086	$3,132	$55,959

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 13 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

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

Off-Balance Sheet Arrangements

On June 18, 2013, we entered into the $750.0 million Credit Facility. The Credit Facility contains a $300.0 million term loan facility which has a term of four years and a $450.0 million revolving credit facility which has a term of five years. The Credit Facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the Credit Facility up to $1.5 billion. As of September 30, 2013, we had had $710.0 million outstanding under the Credit Facility. In October 2013, we entered into agreements that amended the Credit Facility, increasing the maximum principal amount under the revolving credit facility to $500.0 million and the aggregate commitment under the Credit Facility to $800.0 million. In October 2013, we also drew an additional $25.0 million on such facility. As of November 12, 2013, we had $735.0 million outstanding under the Credit Facility and $65.0 million of unused borrowing capacity under the Credit Facility.

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

As of September 30, 2013, our debt included fixed-rate secured mortgage financings, including debt fixed through the use of interest rate derivative instruments, with a carrying value and fair value of $2.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.1 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As of September 30, 2013, our debt included variable-rate debt with a carrying value of $710.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2013 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $7.1 million annually.

As the information presented above includes only those exposures that existed as of September 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

For the nine months ended September 30, 2013, our cash flows used in operations of $12.2 million represented a 100% shortfall of the $61.3 million of distributions paid during such period, and such shortfall was paid from proceeds from common stock issued in our IPO and pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

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

As of March 26, 2013, we had issued the entire 60.0 million shares of common stock registered in connection with our IPO, and as permitted, reallocated the remaining 10.0 million DRIP shares of common stock, available under the Registration Statement, to the primary offering. Concurrent with such reallocation, on March 26, 2013, we registered an additional 10.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3, as amended (File No. 333-187552). On April 15, 2013, we closed our IPO following the successful achievement of our target equity raise of $1.7 billion, including proceeds from DRIP shares of common stock reallocated to the primary offering. On July 1, 2013, the board of directors voted to suspend our DRIP, in accordance with the terms of the DRIP. As of September 30, 2013, we have issued 71.1 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $1.8 billion, including proceeds from shares issued pursuant to the DRIP, and net of repurchases.

The following table reflects the offering costs associated with the issuance of common stock:

(In thousands)	Nine Months Ended September 30, 2013
Selling commissions and dealer manager fees	$147,293
Other offering costs	13,170
Total offering costs	$160,463

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Nine Months Ended September 30, 2013
Total commissions paid to the Dealer Manager	$147,293
Less:
Commissions to participating brokers	(88,112)
Reallowance to participating broker-dealers	(14,578)
Net to the Dealer Manager	$44,603

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

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2013, we have used the net proceeds from our IPO to purchase 1,203 properties with an aggregate purchase price of $2.2 billion.

Share Repurchase Program

Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.

The following table summarizes the number of shares repurchased under the SRP cumulatively through September 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	3,160	$25.00
Nine Months Ended September 30, 2013 (1)	11	9,549	24.98
Cumulative repurchase requests as of September 30, 2013	13	12,709	$24.98
_____________________

(1)
Includes six unfulfilled repurchase requests for 2,472 shares at a weighted-average repurchase price per share of $25.00, which were approved for repurchase as of September 30, 2013 and were completed in the fourth quarter of 2013. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet.

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 (1)
Agreement and Plan of Merger, dated as of July 1, 2013, among American Realty Capital Properties, Inc., American Realty Capital Trust IV, Inc., Thunder Acquisition, LLC, ARC Properties Operating Partnership, L.P. and American Realty Capital Operating Partnership IV, L.P.

2.2 (2)
Amendment, dated as of October 6, 2013, to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.3 (3)
Amendment, dated as of October 11, 2013, to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.4 (4)	Purchase and Sale Agreement by and among GE Capital Franchise Finance Corporation and Certain Affiliates and American Realty Capital Operating Partnership IV, L.P.
10.20 (1)	Asset Purchase and Sale Agreement, dated as of July 1, 2013, between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors IV, LLC
10.21 (1)
Letter Agreement, dated July 1, 2013, by and among American Realty Capital Trust IV, Inc., American Realty Capital Operating Partnership IV, L.P., American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Advisors IV, LLC, American Realty Capital Trust IV Special Limited Partner, LLC and American Realty Capital Properties IV, LLC

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust IV, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*    Filed herewith.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2013.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 7, 2013.

(3)	Filed as Annex E to ARCP's Pre-Effective Amendment No. 4 to its Registration Statement on Form S-4/A filed with the SEC on November 1, 2013.

(4)	Filed as an exhibit to the Company's Amended Current Report on Form 8-K/A filed with the SEC on July 16, 2013.